Form 10-Q
period 1998-06-30
ATG INC
filed 1998-08-14
CIK 1054000

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998.

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______.

                            COMMISSION FILE NUMBER
                                    0-23781


                                   ATG INC.
            (Exact name of registrant as specified in its charter)

            CALIFORNIA                                       94-2657762
     (State or other jurisdiction of                       (IRS  Employer
     incorporation or organization)                    Identification Number)

                            47375 FREMONT BOULEVARD
                          Fremont, California  94538
                   (Address of principal executive offices)

                                (510) 490-3008
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days:

                    X
               Yes ___            No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                              Outstanding at July 31, 1998
          -----                              ----------------------------
  Common stock, no par value                          13,800,896

                                   ATG INC.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Business Considerations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report on Form 10-Q and other documents and reports previously filed or hereafter filed by the Company from time to time with the Securities and Exchange Commission.

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
Item 1.   Financial Statements...........................................    3

          Condensed Consolidated Balance Sheets..........................    3

          Condensed Consolidated Statements of Operations................    4

          Condensed Consolidated Statements of Cash Flows................    5

          Notes to Condensed Consolidated Financial Statements...........    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    9

Item 3    Quantitative and Qualitative Disclosures about Market Risk.....   16


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................   17

Item 2.   Changes in Securities and Use of Proceeds......................   17

Item 3.   Defaults Upon Senior Securities................................   18

Item 4.   Submission of Matters to a Vote of Security Holders............   18

Item 5.   Other Information..............................................   18

Item 6.   Exhibits and Reports on Form 8-K...............................   19

          SIGNATURE......................................................   20

                                   ATG INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                              JUNE 30,            DECEMBER 31,
                                                                               1998                  1997
                                                                           ------------         --------------
                                                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                             $   9,225             $  2,586
     Accounts receivable, net                                                 13,094                8,435
     Prepayments and other current assets                                        716                1,477
                                                                           ---------             --------
          Total current assets                                                23,035               12,498

PROPERTY AND EQUIPMENT, NET                                                   23,822               22,104
INTANGIBLE AND OTHER ASSETS, NET                                               2,214                1,928
DEFERRED INCOME TAXES                                                            697                  697
                                                                           ---------             --------

          TOTAL ASSETS                                                     $  49,768             $ 37,227
                                                                           =========             ========

CURRENT LIABILITIES:
     Short-term borrowings                                                 $       -             $  3,996
     Current portion of long-term debt and capital leases                      1,617                1,380
     Accounts payable                                                          2,469                3,246
     Accrued liabilities                                                       2,097                  944
     Payable to related parties                                                    -                1,280
                                                                           ---------             --------
          Total current liabilities                                            6,183               10,846
LONG-TERM DEBT AND CAPITALIZED LEASES, NET                                     6,068                6,202
DEFERRED INCOME TAXES                                                            467                  467
                                                                           ---------             --------
          Total liabilities                                                   12,718               17,515
                                                                           ---------             --------

Mandatorily redeemable preferred stock                                             -               19,416
                                                                           ---------             --------

COMMON STOCK                                                                  41,482                6,337
DEFERRED COMPENSATION                                                           (212)                (272)
ACCUMULATED DEFICIT                                                           (4,220)              (5,769)
                                                                           ---------             --------
          Total shareholders' equity                                          37,050                  296
                                                                           ---------             --------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  49,768             $ 37,227
                                                                           =========             ========

                                   ATG INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                          THREE MONTHS              SIX MONTHS
                                                         ENDED JUNE 30,           ENDED JUNE 30,
                                                     --------------------     ----------------------
                                                       1998        1997         1998          1997
                                                     -------     --------     ---------     --------
REVENUE                                              $ 6,773      $ 3,581     $ 12,267       $ 6,332
COST OF REVENUE                                        3,347        2,016        5,976         3,435
                                                     -------      -------     --------       -------
    GROSS PROFIT                                       3,426        1,565        6,291         2,897

SALES, GENERAL & ADMINISTRATIVE EXPENSES               1,987        1,473        3,691         3,083
STOCK-BASED COMPENSATION EXPENSE                          30           29           60            58
                                                     -------      -------     --------       -------
    Operating income (loss)                            1,409           63        2,540          (244)

INTEREST INCOME NET                                       39           10           42            51
                                                     -------      -------     --------       -------
    Income (loss) before provision for taxes           1,448           73        2,582          (193)

PROVISION FOR INCOME TAXES                               569            1        1,033             1
                                                     -------      -------     --------       -------
    NET INCOME (LOSS)                                $   879      $    72     $  1,549       $  (194)
                                                     =======      =======     ========       =======

NET INCOME (LOSS) PER SHARE
    Basic                                            $  0.07      $  0.01     $   0.13       $ (0.02)
    Fully diluted                                    $  0.07      $  0.01     $   0.12       $ (0.02)

WEIGHTED AVERAGE SHARES
    Basic                                             12,738       11,516       12,127        11,516
    Fully diluted                                     13,471       12,193       12,877        11,516

                                   ATG INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                            SIX MONTHS ENDED
                                                            -----------------
                                                            JUNE 30,  JUNE 30,
                                                              1998      1997
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                      $ 1,549   $  (194)
     Adjustments to reconcile net income (loss)
       with cash flow from operations:
          Depreciation and amortization                         372       329
          Provision for doubtful accounts                        90        20
          Compensation expense for shares
            issued and options granted                           60        58
          Income tax benefit                                      -
          Change in current assets and liabilities:
               Accounts receivable                           (4,749)      (99)
               PrepaymentS and other current assets             761       302
               Accounts payable and accrued liabilities         376      (878)
               Deferred income taxes                              -         -
                                                            -------   -------
          Net cash used in operating activities              (1,541)     (462)
                                                            -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment acquisitions, net                (1,155)   (2,557)
     Other assets                                              (315)     (243)
                                                            -------   -------
          Net cash used in investing activities              (1,470)   (2,800)
                                                            -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of loan to related party                      (1,280)        -
     Repayment of long-term debt and capital leases            (803)     (489)
     Borrowing/(Repayment) of short-term credit line         (3,996)      191
     Proceeds from issuance of preferred stock, net               -       773
     Proceeds from issuance of common stock, net             15,729         -
                                                            -------   -------
          Net cash provided by financing activities           9,650       475
                                                            -------   -------
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS               6,639    (2,787)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                2,586     2,969
                                                            -------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 9,225   $   182
                                                            =======   =======

SUPPLEMENTAL CASH FLOW INFORMATION
     Income taxes paid                                      $    84   $     1
                                                            =======   =======
     Interest paid, net of interest capitalized             $    29   $    65
                                                            =======   =======
     Acquisition of equipment with capital leases           $   906   $ 2,099
                                                            =======   =======
     Compensation expense for shares issued and
       options granted                                      $    60   $    58
                                                            =======   =======

                                   ATG INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 (Commission File No. 333-46107), which was declared effective on May 6, 1998.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the three months and six months ended June 30, 1998 and 1997. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The results for the six months ended June 30, 1998 are not necessarily indicative of the results for the full fiscal year.

2.   NET INCOME (LOSS) PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options for all periods. Common equivalent shares have been excluded from the computation of net loss per share as their effect is antidilutive. Basic and diluted net income (loss) per share are computed using the weighted average number of shares of Common Stock outstanding and the incremental inclusion of 3,983,595 shares of Common Stock issuable upon the conversion of preferred stock.

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share data):


                                          Three Months                 Six Months
                                          Ended June 30,              Ended June 30,
                                          --------------              --------------
                                       1998          1997           1998           1997
                                    ------------  -------------  -------------  ----------
Numerator - Basic and Diluted
 income (loss) per share
 Net income (loss)                       $   879     $       72        $ 1,549    $  (194)
                                         =======     ==========        =======    ========
Denominator - Basic
 Common shares outstanding                12,738          7,532         12,127       7,532
 Conversion of mandatorily
  redeemable preferred stock                   -          3,984              -       3,984
                                         -------     ----------        -------    --------
                                          12,738         11,516         12,127      11,516
                                         -------     ----------        -------    --------
 Basic income (loss) per share           $  0.07        $  0.01        $  0.13    $ ( 0.02)
                                         =======     ==========        =======    ========

Denominator - Diluted
 Denominator - Basic                      12,738         11,516         12,127      11,516
 Common stock options                        733            677            750           -
                                         -------     ----------        -------    --------
                                          13,471         12,193         12,877      11,516
                                         -------     ----------        -------    --------
 Diluted net income (loss) per share     $  0.07          $0.01        $  0.12     $( 0.02)
                                         =======     ==========        =======    ========

Diluted net income per share for the three months ended June 30, 1998, excludes options and warrants to acquire 423,000 shares of stock which were anti-dilutive.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from nonowner sources. The Company has adopted the provisions of SFAS No. 130 as of January 1, 1998. For all periods presented, there was no comprehensive income.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998. The Company currently evaluates its operations as one segment.

                                    ATG INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from those indicated herein as a result of certain factors, including those set forth under "Certain Business Considerations." The Company undertakes no obligation to publicly release updates or revisions to these statements.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Registration Statement on Form S-1 (Commission File No. 333-46107).

GENERAL

The Company is a radioactive and hazardous waste management company that offers comprehensive treatment solutions for LLRW, LLMW and other waste generated by the DOD, DOE and commercial entities such as nuclear power plants, medical facilities and research institutions. The Company principally derives its revenue from the waste treatment operations of its Fixed Facilities Group and the on-site remediation services of its Field Engineering Group. Revenue from commercial entities, primarily nuclear power plants, industrial concerns and medical and research institutions, has increased in recent years and is expected to represent an increasing portion of the Company's business. Revenue from waste treatment processing is recognized as waste is received and processed. Field engineering services are provided under fixed price, cost plus or unit price contracts. Revenue from fixed price and cost plus contracts is recognized utilizing the percentage of completion method of accounting; revenue from unit price contracts is recognized as the units are processed and completed. Revenue also includes non-refundable fees received under the terms of technology transfer agreements.

The Company has historically relied upon the integration of proven technologies with the Company's know-how and processes, and has not incurred significant levels of research and development spending. Most of the research and development activities conducted to date have related to the design and construction of its fixed operating facilities, particularly in connection with the Company's SAFGLAS thermal treatment system. The Company anticipates that its research and development efforts will continue to be moderate and that the costs associated with future research and development will not be material to the Company's results of operations.

The Company increasingly pursues multi-year and longer term contracts as a method of achieving more predictable revenue, more consistent utilization of equipment and personnel, and greater leverage of sales and marketing costs. The Company currently focuses on large, multi-year site-specific and term contracts in the areas of LLRW and LLMW treatment, environmental restoration and D&D, and has in recent years been awarded a number of large government term contracts which, in most cases, require several years to complete.

RESULTS OF OPERATIONS

Revenue and Net Income. Revenue for the second quarter of fiscal 1998 was $6.8 million, up 89% from the $3.6 million recorded in the comparable quarter in the prior year. The Company recorded net income of $0.9 million, or $0.07 per share, in the second quarter of fiscal 1998, compared to net income of $72,000, or $0.01 per share, in the second quarter of fiscal 1997. For the six months ended June 30, 1998, revenue was $12.3 million, up 94% from $6.3 million for the same period in 1997. The Company recorded a net income of $1.5 million, or $0.12 per share, for the six months ended June 30, 1998, compared to a net loss of $194,000, or $0.02 per share, for the same period in 1997.

The increase in revenue is principally attributable to the increasing commercial utilization of the Company's SAFGLAS thermal treatment system. The SAFGLAS system began treating customer waste streams in late 1997 and there has been a steady increase in the volume being processed. At the end of 1997, the Company had general service agreements in place with only 4 nuclear power reactors, a key target customer base for the SAFGLAS technology. There are currently general service agreements in place to service 31 nuclear power reactors. In addition to the increase in waste for thermal treatment utilizing SAFGLAS, these same customers are sending the Company increasing volumes of waste to be treated through non-thermal means.

Gross Profit. Gross profit for the second quarter of fiscal 1998 was $3.4 million or 50.6% of revenue, compared to $1.6 million or 43.7% of revenue in the comparable quarter in 1997. Gross profit for the six months ended June 30, 1998, was $6.3 million or 51.3% of revenue, compared to $2.9 million or 45.8% of revenue for the comparable period in 1997.

The increase in the gross profit percentage from year to year is related to the varying mixes of business during these periods. The fixed facilities operations generally have a larger percentage of fixed costs versus variable costs, so increases in utilization favorably impact gross profit. The SAFGLAS treatment system is part of fixed facilities and thus margins have improved with the growth in revenue discussed above.

Sales, General and Administrative Expenses. Sales, general and administrative expenses for the second quarter of fiscal 1998 were $2.0 million or 29.8% of revenue, compared to $1.5 million or 41.9% of revenue for the comparable period in 1997. Such expenses for the six months ended June 30, 1998, were $3.8 million or 30.6 % of revenue, compared to $3.1 million or 49.6% of revenue for the comparable period in 1997. The increases in spending from year to year reflect the growth in the Company's operations, addition of sales personnel to market and sell SAFGLAS services and the increased costs of being a public company. The overall decrease in sales, general and administrative expenses as a percentage of revenue is attributable to the Company's effort to maintain a level of such costs that does not increase at the same rate as revenue.

Provision for Income Taxes. In 1998, the Company is providing for income taxes at a combined Federal and State rate of approximately 40%. In prior years the Company realized the benefit of net operating loss carryforwards. All net operating loss carryforwards were fully recognized by the end of 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended June 30, 1998, the Company completed its initial public offering with the sale of 2,185,000 shares of common stock. The net proceeds of the offering were approximately $15.7 million. Approximately $4.0 million of the proceeds were used to pay off bank lines of credit.

Total cash and cash equivalents were $9.2 million at June 30, 1998, an increase of $6.6 million from December 31, 1997. The working capital of the Company was approximately $16.9 million at June 30, 1998, an increase of $15.2 million from December 31, 1997. The increases are attributable to the proceeds of the initial public offering and cash flow from operations.

Significant outlays of cash have been needed to acquire property and equipment and to secure or expand regulatory licenses, permits and approvals, primarily for the Company's fixed facilities operations in Richland, Washington. Property and equipment acquisitions totaled $1.2 million and $2.9 million for the three months and six months ended June 30, 1998, respectively. The Company anticipates that continued expansion of its Richland LLRW facilities will be financed from the net proceeds of the initial public offering or through debt financing. The Company further anticipates spending in excess of $10 million to construct a mixed waste treatment facility beginning in 1999.

During the quarter ended June 30, 1998, the Company negotiated an expansion of its bank credit facility. The new credit facility provides a line of credit of $8.0 million and a letter of credit facility of $1.0 million. Borrowings, when made, bear interest at the prime rate, currently 8.5%. There were no outstanding borrowings as of June 30, 1998.

The Company believes that its current cash and cash equivalents, together with its credit facility and cash generated from operations, will be sufficient to meet the Company's capital requirements for the next 12 months. Depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company.

CERTAIN BUSINESS CONSIDERATIONS

The Company's business is subject to the following risks and uncertainties, in addition to those described elsewhere.

Dependence on Government Licenses, Permits and Approvals

The radioactive and hazardous waste management industry is highly regulated. The Company is required to have federal, state and local governmental licenses, permits and approvals for its waste treatment facilities and services. There is no assurance as to the successful outcome of any pending application by the Company for any such license, permit or approval, and the Company's existing licenses, permits and approvals are subject to revocation or modification under a variety of circumstances. Failure to obtain timely, or to comply with the conditions of, applicable licenses, permits or approvals could adversely affect the Company's business, financial condition and results of operations. As its business expands and as it introduces new technologies, the Company will be required to obtain additional operating licenses, permits or approvals. It may be required to obtain additional operating licenses, permits or approvals if new environmental legislation or regulations are enacted or promulgated or existing legislation or regulations are amended, re-interpreted or enforced differently than in the past. Any new requirements which raise compliance standards may require the Company to modify its waste treatment technologies to conform to more stringent regulatory requirements. There can be no assurance that the Company will be able to continue to comply with all of the environmental and other regulatory requirements applicable to its business.

No Assurance of Successful Development, Commercialization or Acceptance of Technologies

The Company is in the process of developing, refining and implementing its technologies for the treatment of LLRW, LLMW and other wastes. The Company's future growth will be dependent in part upon the acceptance and implementation of these technologies, particularly its recently developed vitrification technologies for the thermal treatment of LLRW and LLMW. There can be no assurance that successful development of all these technologies will occur in the near future, or even if successfully developed, that the

Company will be able to successfully commercialize such technologies. The successful commercialization of the Company's vitrification technologies may depend in part on ongoing comparisons with other competing technologies and more traditional treatment, storage and disposal alternatives, as well as the continuing high cost and limited availability of commercial disposal options. There can be no assurance that the Company's vitrification and related technologies will prove to be commercially viable or cost-effective, or if commercially viable and cost-effective, that the Company will be successful in timely securing the requisite regulatory licenses, permits and approvals for such technologies or that such technologies will be selected for use in future waste treatment projects. The Company's LLMW thermal treatment contract with the DOE's-Hanford Reservation requires the Company to obtain all of the required licenses, permits and approvals for, and to build and place in operation, its LLMW treatment facility by December 31, 1999. The Company's inability to develop, commercialize or secure the requisite licenses, permits and approvals for its waste treatment technologies on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Environmental Laws and Regulations

A substantial portion of the Company's revenue is generated as a result of requirements arising under federal and state laws, regulations and programs related to protection of the environment. Environmental laws and regulations are, and will continue to be, a principal factor affecting demand for the services offered by the Company. The level of enforcement activities by federal, state and local environmental protection agencies and changes in such laws and regulations also affect the demand for such services. If the requirements of compliance with environmental laws and regulations were to be modified in the future, particularly those relating to the transportation, treatment, storage or disposal of LLRW, LLMW or other wastes, the demand for the Company's services, and its business, financial condition and results of operations, could be materially adversely affected.

Dependence on Federal Government; Limits on Government Spending; Government Contracting

The Company expects that the percentage of its revenue attributable to federal government contracts will continue to be substantial for the foreseeable future. The Company's government contracts generally are subject to cancellation, delay or modification at the sole option of the government at any time, to annual funding limitations and public sector budget constraints and, in many cases, to actual delivery orders being released.

The Company is dependent on government appropriations to fund many of its contracts. Efforts to reduce the federal budget deficit could adversely affect the availability and timing of government funding for the clean-up of DOE, DOD and other federal government sites. The failure by the government to fund future restoration of such sites could have an adverse effect on the Company's business, financial condition and results of operations. In addition, the taxing authority of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") has expired. Although bills to reauthorize Superfund were introduced in Congress in late calendar 1997 and action is anticipated in 1998, the potential for further delay could adversely affect the environmental remediation industry.

As a provider of services to federal and other government agencies, the Company also faces risks associated with government contracting, which include substantial fines and penalties for, among other matters, failure to follow procurement integrity and bidding rules and employing improper billing practices or otherwise failing to follow prescribed cost accounting standards. Government contracting requirements are complex, highly technical and subject to varying interpretations. As a result of its government contracting business, the Company has been, and expects to be in the future, the subject of audits, and may in the future be subject to investigations, by government agencies. Failure to comply with the terms of one or more of its government contracts could result in damage to the Company's business reputation and the Company's suspension or disqualification from future government contract projects for a significant period of time. The fines and penalties which could result from noncompliance with applicable standards and regulations, or the Company's suspension or disqualification, could have a material adverse effect on the Company's business, financial condition and results of operations.

Need for Additional Capital

The Company believes that it will need additional capital in order to implement its long-term growth strategy. There can be no assurance that the Company will be successful in raising the requisite amount of capital when needed, or, that if successful, the terms of the financing will be favorable to the Company. If the Company is not successful in raising such additional capital, it will need to curtail or scale back its planned expansion, which could adversely affect the Company's business, financial condition and results of operations.

Seasonality and Fluctuation in Quarterly Results

The Company's revenue is dependent on its contract backlog and the timing and performance requirements of each contract. Revenue in the first and second quarters has historically been lower than in the third and fourth quarters, as the Company's customers have tended to ship waste during the months in which transportation is less likely to be adversely affected by weather conditions. The Company's revenue is also affected by the timing of its clients' planned remediation activities and need for waste treatment services, which generally increase during the third and fourth quarters. Due to this variation in demand, the Company's quarterly results fluctuate. Accordingly, specific quarterly or interim results should not be considered indicative of results to be expected for any future quarter or for the full year. Due to the foregoing factors, it is possible that in future quarters, the Company's operating results will not meet the expectations of securities analysts and investors. In such event, the price of the Common Stock could be materially adversely affected.

Management of Growth

Since 1994, the Company has experienced significant growth, attributable in large part to an increase in the number and size of contracts awarded. The Company is currently pursuing a growth strategy intended to expand its business domestically and internationally. The Company's historical growth has placed, and any future growth may place, significant demands on its operational, managerial and financial resources. There can be no assurance that the Company's current management and systems will be adequate to address any future expansion of the Company's business. In such event, any inability to manage the Company's growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

Equipment Performance; Safety and License Violations

The Company's ability to perform under current waste treatment contracts and to successfully bid for future contracts is dependent upon the consistent performance of its waste treatment systems at its fixed facilities in conformity with safety and other requirements of the licenses under which the Company operates. The Company's fixed facilities are subject to frequent routine inspections by the regulatory authorities issuing such licenses. In the event that any of the Company's principal waste treatment systems were to be shut down for any appreciable period of time, either due to equipment breakdown or as the result of regulatory action in response to an alleged safety or other violation of the terms of the licenses under which the Company operates, the Company's business, financial condition and results of operations could be materially adversely affected.

Competition

In general, the market for radioactive and hazardous waste management services is highly competitive. The Company faces competition in its principal current and planned business lines from both established domestic companies and foreign companies attempting to introduce European waste treatment technologies into the United States. Many of the Company's competitors have greater financial, managerial, technical and marketing resources than the Company. To the extent that competitors possess or develop superior or more cost-effective waste treatment solutions or field service capabilities, or otherwise possess or acquire competitive advantages compared to the Company, the Company's ability to compete effectively could be materially adversely affected. Any increase in the number of licensed commercial LLRW treatment facilities or disposal sites in the United States or any decrease in the treatment or disposal fees charged by such facilities or sites could increase the competition faced by the Company or reduce the competitive advantage of certain of the Company's treatment technologies.

International Expansion

A key component of the Company's long-term growth strategy is to expand its business into selected Pacific Rim markets. There can be no assurance that the Company or its strategic alliance partners will be able to market its technologies or services successfully in foreign markets. In addition, there are certain risks inherent in foreign operations, including general economic conditions in each country, varying regulations applicable to the Company's business, seasonal reductions in business activities, fluctuations in foreign currencies or the U.S. Dollar, expropriation, nationalization, war, insurrection, terrorism and other political risks, the overlap of different tax structures, risks of increases in taxes, tariffs and other governmental fees and involuntary renegotiation of contracts with foreign governments. In particular, recent economic instability in certain Pacific Rim countries could substantially impede the Company's targeted expansion into that region. In such event, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that laws or administrative practices relating to taxation, foreign exchange or other matters of foreign countries within which the Company operates or will operate will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

The Company's future success depends on its continuing ability to attract, retain and motivate highly qualified managerial, technical and marketing personnel. The Company is highly dependent upon the continuing contributions of its key managerial, technical and marketing personnel. The Company's employees may voluntarily terminate their employment with the Company at any time, and competition for qualified technical personnel, in particular, is intense. The loss of the services of any of the Company's managerial, technical or marketing personnel could materially adversely affect the Company's business, financial condition and results of operations.

Focus on Larger Projects

The Company increasingly pursues large, multi-year contracts as a method of achieving more predictable revenue, more consistent utilization of equipment and personnel, and greater leverage of sales and marketing costs. These larger projects impose significant risks if actual costs are higher than those estimated at the time of bid. A loss on one or more of such larger contracts could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, failure to obtain, or delay in obtaining, targeted large, multi-year contracts could result in significantly less revenue to the Company than anticipated.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II                    OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

Not applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a), (b), and (c).  Not applicable.

(d).  Use of Proceeds
The following use of proceeds information is being disclosed with respect to the Registration Statement on Form S-1 (Commission File No. 333-46107) which was declared effective on May 6, 1998. This offering was managed by Van Kasper & Company.


Class of securities                                  Common stock
Shares registered                                    2,185,000
Aggregate offering price                             $18,572,500
Selling Shareholders                                 None


All of the shares registered pursuant to the Registration Statement were sold for the aggregate offering price and the offering has terminated.


Offering Expenses:
-----------------

Underwriting discounts and commissions                        $ 1,300,000
Finders fees                                                        - 0 -
Expenses paid to underwriters                                 $   279,000
Other expenses                                                $ 1,266,000
          Total expenses                                      $ 2,845,000

Net proceeds of the offering                                  $15,728,000


All of the expenses of the offering were direct payments made to others and there were no direct or indirect payments to directors, officers, 10% shareholders or affiliates of the Company.

Use of Proceeds (estimated):
----------------------------

Construction of plant, buildings and facilities                     $   748,000
Purchase and installation of machinery and equipment                $   133,000
Purchase of real estate                                             $     - 0 -
Acquisition of other businesses                                     $     - 0 -
Repayment of indebtedness                                           $ 4,440,000
Working capital                                                     $ 2,026,000
Temporary investments                                               $ 8,381,000
Other purposes > $100,000                                           $     - 0 -

          Total                                                     $15,728,000


All of the uses of proceeds have been directly paid to or invested with others and none have been payments, either direct or indirect, to directors, officers, 10% shareholders or affiliates of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 1998, the following matters were approved by the written consent of shareholders, acting in lieu of a special meeting:

     1.  Adoption of the 1998 Stock Ownership Incentive Plan
     2.  Adoption of the Employee Stock Purchase Plan
     3.  Adoption of the Non-Employee Directors Stock Option Plan

Signatures representing 4,053,302 shares of voting common stock were received in favor of these matters. Such shares represented a majority of the outstanding shares of the Company entitled to vote on such matters.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     3.1    Articles of Incorporation of the Company *
     3.2    Bylaws of the Company *
     3.3    Certificate of Amendment of Articles of Incorporation *
     4.1    Specimen Common Stock Certificate *
     10.38  Amendment to Letter of Credit Agreement
     10.39  Line of Credit Agreement
     27.1   Financial Data Schedule

(b)  Reports on Form 8-K

None


     ______
     (*) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-46107) which became effective May 6, 1998.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ATG INC.



Date:  August 14, 1998           By:   /s/ Steven J. Guerrettaz
                                        ------------------------
                                        Steven J. Guerrettaz
                                        Vice President - Chief Financial Officer
                                        (Principal Financial and Chief
                                        Accounting Officer)

                                 EXHIBIT INDEX


          Exhibit Number              Exhibit Description
          --------------              -------------------

              10.38               Amendment to Letter of Credit Agreement

              10.39               Line of Credit Agreement

              27.1                Financial Data Schedule