Form 10-Q
period 1998-09-30
ATG INC
filed 1998-11-16
CIK 1054000

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                             Yes   X        No
                                 -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                        Outstanding at October 31, 1998
           -----                        -------------------------------
  Common stock, no par value                      13,846,909

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

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          PAGE
                                                                        ----

Item 1.  Financial Statements.........................................     3

          Condensed Consolidated Balance Sheets.......................     3

          Condensed Consolidated Statements of Operations.............     4

          Condensed Consolidated Statements of Cash Flows.............     5

          Notes to Condensed Consolidated Financial Statements........     6

Item 2.   Management's Discussion And Analysis Of Financial
          Condition And Results Of Operations.........................     9

Item 3    Quantitative and Qualitative Disclosures about Market Risk..    16

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................    17

Item 2.   Changes In Securities And Use Of Proceeds...................    17

Item 3.   Defaults Upon Senior Securities.............................    18

Item 4.   Submission Of Matters To A Vote Of Security Holders.........    18

Item 5.   Other Information...........................................    18

Item 6.   Exhibits and Reports on Form 8-K............................    19

          SIGNATURE...................................................    20

                                    ATG INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     September 30,        December 31,
                                                                         1998                 1997
                                                                   -----------------    ------------------
                                                                       (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                                            $ 6,894               $ 2,586
       Accounts receivable, net                                              14,647                 5,935
       Prepayments and other current assets                                     887                 1,477
                                                                   -----------------    ------------------
              Total current assets                                           22,428                 9,998

PROPERTY AND EQUIPMENT, NET                                                  25,019                22,104
INTANGIBLE AND OTHER ASSETS, NET                                              4,802                 4,428
DEFERRED INCOME TAXES                                                           697                   697
                                                                   -----------------    ------------------
              TOTAL ASSETS                                                 $ 52,946              $ 37,227
                                                                   =================    ==================

CURRENT LIABILITIES:
       Short-term borrowings                                                    $ -               $ 3,996
       Current portion of long-term debt and capital leases                   1,638                 1,380
       Accounts payable                                                       3,419                 3,246
       Accrued liabilites                                                     3,189                   944
       Payable to related parties                                                 -                 1,280
                                                                   -----------------    ------------------
              Total current liabilities                                       8,246                10,846
LONG-TERM DEBT AND CAPITALIZED LEASES, NET                                    5,689                 6,202
DEFERRED INCOME TAXES                                                           467                   467
                                                                   -----------------    ------------------
              Total liabilities                                              14,402                17,515
                                                                   -----------------    ------------------

MANDATORILY REDEEMABLE PREFERRED STOCK                                            -                19,416
                                                                   -----------------    ------------------

COMMON STOCK                                                                 41,418                 6,337
DEFERRED COMPENSATION                                                          (182)                 (272)
ACCUMULATED DEFICIT                                                          (2,692)               (5,769)
                                                                   -----------------    ------------------
              Total shareholders' equity                                     38,544                   296
                                                                   -----------------    ------------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 52,946              $ 37,227
                                                                   =================    ==================

                                   ATG INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                      THREE MONTHS                     NINE MONTHS
                                                                   ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                               ---------------------------      ---------------------------
                                                                  1998           1997              1998           1997
                                                               ------------   ------------      ------------   ------------
REVENUE                                                            $ 9,021        $ 4,424          $ 21,288       $ 10,756
COST OF REVENUE                                                      4,795          1,791            10,771          5,226
                                                               ------------   ------------      ------------   ------------
             Gross profit                                            4,226          2,633            10,517          5,530

SALES, GENERAL & ADMINISTRATIVE EXPENSES                             1,745          1,916             5,436          4,999
STOCK-BASED COMPENSATION EXPENSE                                        30             29                90             87
                                                               ------------   ------------      ------------   ------------
             Operating income                                        2,451            688             4,991            444

INTEREST INCOME, NET                                                    97              4               139             55
                                                               ------------   ------------      ------------   ------------
             Income before provision for taxes                       2,548            692             5,130            499

PROVISION FOR INCOME TAXES                                           1,019              -             2,052              1
                                                               ------------   ------------      ------------   ------------

             NET INCOME                                            $ 1,529          $ 692           $ 3,078          $ 498
                                                               ============   ============      ============   ============

NET INCOME PER SHARE
             Basic                                                  $ 0.11         $ 0.06            $ 0.24         $ 0.04
             Fully diluted                                          $ 0.11         $ 0.06            $ 0.23         $ 0.04

WEIGHTED AVERAGE SHARES
             Basic                                                  13,804         11,516            12,686         11,516
             Fully diluted                                          14,480         12,284            13,412         12,284

                                   ATG INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                                        NINE MONTHS ENDED
                                                                                 ------------------------------
                                                                                  SEPT. 30,         SEPT. 30,
                                                                                    1998               1997
                                                                                 ------------       -----------
Cash flows from operating activities:
       Net income                                                                  $   3,077          $     498
       Adjustments to reconcile net income
           with cash flow from operations:
             Depreciation and amortization                                               605                516
             Provision for doubtful accounts                                              90                 30
             Compensation expense for shares
                issued and options granted                                                90                 87
             Income tax benefit                                                            -                  -
             Change in current assets and liabilities:
                   Accounts receivable                                                (8,802)              (660)
                   Prepayments and other current assets                                  590               (137)
                   Accounts payable and accrued liabilities                            2,418               (473)
                   Deferred income taxes                                                   -                  -
                                                                                 ------------      -------------
             Net cash used in operating activities                                    (1,932)              (139)
                                                                                 ------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Property and equipment acquisitions, net                                       (2,571)            (2,214)
       Other assets                                                                     (417)              (539)
                                                                                 ------------      -------------
             Net cash used in investing activities                                    (2,988)            (2,753)
                                                                                 ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of loan to related party                                             (1,280)                 -
       Repayment of long-term debt and capital leases                                 (1,161)              (821)
       Borrowing/(Repayment) of short-term credit line                                (3,996)              (218)
       Proceeds from issuance of preferred stock, net                                      -              1,473
       Proceeds from issuance of common stock, net                                    15,665                  -
                                                                                 ------------      -------------
             Net cash provided by financing activities                                 9,228                434
                                                                                 ------------      -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       4,308             (2,458)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         2,586              2,969
                                                                                 ------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   6,894          $     511
                                                                                 ============      =============
SUPPLEMENTAL CASH FLOW INFORMATION
       Income taxes paid                                                           $     105          $       1
                                                                                 ============      =============
       Interest paid, net of interest capitalized                                  $       -          $       -
                                                                                 ============      =============
       Acquisition of equipment with capital leases                                $     906          $   3,792
                                                                                 ============      =============
       Compensation expense for shares issued and
          options granted                                                          $      90          $      87
                                                                                 ============      =============

                                    ATG INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                  (Unaudited)

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the three months and nine months ended September 30, 1998 and 1997. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The results for the nine months ended September 30, 1998 are not necessarily indicative of the results for the full fiscal year.

2.  NET INCOME PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options for all periods. Basic and diluted net income per share are computed using the weighted average number of shares of Common Stock outstanding and the incremental inclusion of 3,983,595 shares of Common Stock issuable upon the conversion of preferred stock.

A reconciliation of the numerator and denominator of basic and diluted income per share is provided as follows (in thousands, except per share data):

                                           Three Months                  Nine Months
                                         Ended September 30,          Ended September 30,
                                         -------------------          -------------------
                                          1998          1997          1998           1997
                                          ----          ----          ----           ----
Numerator - Basic and Diluted
  Income per share
  Net income                            $  1,529     $     692       $  3,078      $    498
                                        ========     =========       ========      ========
Denominator - Basic
  Common shares outstanding               13,804         7,532         12,686         7,532
  Conversion of mandatorily
  redeemable preferred stock              __             3,984         __             3,984
                                        --------     ---------       --------      --------
                                          13,804        11,516         12,686        11,516
                                        --------     ---------       --------      --------
  Basic income per share                $   0.11     $    0.06       $   0.24      $   0.04
                                        ========     =========       ========      ========

Denominator - Diluted
  Denominator - Basic                     13,804        11,516         12,686        11,516
  Common stock options                       686           768            726           768
                                        --------     ---------       --------      --------
                                          14,480        12,284         13,412        12,284
                                        --------     ---------       --------      --------
  Diluted income per share              $   0.11     $    0.06       $   0.23      $   0.04
                                        ========     =========       ========      ========

Diluted net income per share for the three months ended September 30, 1998, excludes options and warrants to acquire 378,500 shares of stock which were anti-dilutive.

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

4.   CERTAIN RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial statements to conform to current classifications.

                                    ATG INC
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Revenue and Net Income. Revenue for the third quarter of fiscal 1998 was $9.0 million, up 104% from the $4.4 million recorded in the comparable quarter in the prior year. The Company recorded net income of $1.5 million, or $0.11 per share, in the third quarter of fiscal 1998, compared to net income of $692,000, or $0.06 per share, in the third quarter of fiscal 1997. For the nine months ended September 30, 1998, revenue was $21.3 million, up 98% from $10.8 million for the same period in 1997. The Company recorded net income of $3.1 million, or $0.23 per share, for the nine months ended September 30, 1998, compared to net income of $498,000, or $0.04 per share, for the same period in 1997.

The increase in revenue is principally attributable to the increasing commercial utilization of the Company's SAFGLAS thermal treatment system. The SAFGLAS system began treating customer waste streams in late 1997 and there has been a steady increase in the volume being processed. At the end of 1997, the Company had general service agreements in place with only 4 nuclear power reactors, a key target customer base for the SAFGLAS technology. There are currently general service agreements in place to service over 50 nuclear power reactors. In addition to the increase in waste for thermal treatment utilizing SAFGLAS, these same customers are sending the Company increasing volumes of waste to be treated through non-thermal means.

Gross Profit. Gross profit for the third quarter of fiscal 1998 was $4.2 million or 46.8% of revenue, compared to $2.6 million or 59.5% of revenue in the comparable quarter in 1997. Gross profit for the nine months ended September 30, 1998, was $10.5 million or 49.4% of revenue, compared to $5.5 million or 51.4% of revenue for the comparable period in 1997.

The decrease in the gross profit percentage from year to year is related to the varying mixes of business during these periods. In 1997 the Company entered into two technology transfer agreements that provided for the transfer of rights to the processes and technology of the Company on an exclusive basis in selected Asian territories. Total revenue of approximately $2 million was derived from these transfer agreements which increased the gross profit percentage substantially for the nine months ended September 30, 1997. The fixed facilities operations generally have a larger percentage of fixed costs versus variable costs, so increases in utilization favorably impact gross profit. The SAFGLAS treatment system is part of fixed facilities and thus margins have improved with the growth in revenue discussed above.

Sales, General and Administrative Expenses. Sales, general and administrative expenses for the third quarter of fiscal 1998 were $1.8 million or 19.7% of revenue, compared to $1.9 million or 44% of revenue for the comparable period in 1997. Such expenses for the nine months ended September 30, 1998, were $5.5 million or 26 % of revenue, compared to $5.1 million or 47.3% of revenue for the comparable period in 1997. The increases in spending from year to year reflect the growth in the Company's operations, addition of sales personnel to market and sell SAFGLAS services and the increased costs of being a public company.
The overall decrease in sales, general and administrative expenses as a percentage of revenue is attributable to the Company's effort to maintain a level of such costs that does not increase at the same rate as revenue.

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

Total cash and cash equivalents were $6.9 million at September 30, 1998, an increase of $4.3 million from December 31, 1997. The working capital of the Company was approximately $14.2 million at September 30, 1998, an increase of $15.0 million from December 31, 1997. The increases are attributable to the proceeds of the initial public offering and cash flow from operations.

Significant outlays of cash have been needed to acquire property and equipment and to secure or expand regulatory licenses, permits and approvals, primarily for the Company's fixed facilities operations in Richland, Washington. Property and equipment acquisitions totaled $1.4 million and $4.3 million for the three months and nine months ended September 30, 1998, respectively. The Company anticipates that continued expansion of its Richland LLRW facilities will be financed from the net proceeds of the initial public offering or through debt financing. The Company further anticipates spending in excess of $15 million to construct a mixed waste treatment facility beginning in 1999. The Company has already invested approximately $3 million in the design and permitting of this facility. The Company has applied for an industrial development bond in the State of Washington to finance this construction.

During the quarter ended June 30, 1998, the Company negotiated an expansion of its bank credit facility. The new credit facility provides a line of credit of $8.0 million and a letter of credit facility of $1.0 million. Borrowings, when made, bear interest at the prime rate, currently 8%. There were no outstanding borrowings as of September 30, 1998.

The Company believes that its current cash and cash equivalents, together with its credit facility and cash generated from operations, will be sufficient to meet the Company's working capital requirements for the next 12 months. Depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its future working capital or capital expenditure needs and it will require equity or debt financing to construct its mixed waste facility. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company.

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
Selling Shareholders                                    None

All of the shares registered pursuant to the Registration Statement were sold for the aggregate offering price and the offering has terminated.

Offering Expenses:
------------------

Underwriting discounts and commissions                   $ 1,300,000
Finders fees                                                   - 0 -
Expenses paid to underwriters                            $   279,000
Other expenses                                           $ 1,335,000
          Total expenses                                 $ 2,914,000

Net proceeds of the offering                             $15,659,000

All of the expenses of the offering were direct payments made to others and there were no direct or indirect payments to directors, officers, 10% shareholders or affiliates of the Company.

Use of Proceeds (estimated):
----------------------------

Construction of plant, buildings and facilities                 $   765,000
Purchase and installation of machinery and equipment            $ 1,532,000
Purchase of real estate                                         $     - 0 -
Acquisition of other businesses                                 $     - 0 -
Repayment of indebtedness                                       $ 4,800,000
Working capital                                                 $ 4,208,000
Temporary investments                                           $ 4,354,000
Other purposes greater than or equal to $100,000                $     - 0 -

          Total                                                 $15,659,000

All of the uses of proceeds have been directly paid to or invested with others and none have been payments, either direct or indirect, to directors, officers, 10% shareholders or affiliates of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     3.1   Articles of Incorporation of the Company *
     3.2   Bylaws of the Company *
     3.3   Certificate of Amendment of Articles of Incorporation *
     4.1   Specimen Common Stock Certificate *
     27.1  Financial Data Schedule

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


                                       ATG INC.


Date:  November 16, 1998               By:  /s/ Steven J. Guerrettaz
                                            ------------------------
                                            Steven J. Guerrettaz
                                            Vice President -
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Chief Accounting Officer)

                                 EXHIBIT INDEX


       Exhibit Number        Exhibit Description
       --------------        -------------------

          27.1               Financial Data Schedule