Form 10-Q/A
period 1998-09-30
ATG INC
filed 1999-02-12
CIK 1054000

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A


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

                               Yes  X        No
                                   ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                     Outstanding at October 31, 1998
           -----                     -------------------------------
  Common stock, no par value                    13,846,909

                                    ATG INC.

INTRODUCTION

ATG Inc. hereby amends the following section of the September 30, 1998 Form 10-Q to add to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, the section entitled "Year 2000 Impact."



                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                   Page
                                                                                 ----
Item 2.   Management's Discussion And Analysis Of Financial Condition And
          Results Of Operations...............................................     3

SIGNATURE.....................................................................    11

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

Results of Operations

Revenue and Net Income. Revenue for the third quarter of fiscal 1998 was $9.0 million, up 104% from the $4.4 million recorded in the comparable quarter in the prior year. The Company recorded net income of $1.5 million, or $0.11 per share, in the third quarter of fiscal 1998, compared to net income of $692,000, or $0.06 per share, in the third quarter of fiscal 1997. For the nine months ended September 30, 1998, revenue was $21.3 million, up 98% from $10.8 million for the same period in 1997. The Company recorded a net income of $3.1 million, or $0.23 per share, for the nine months ended September 30, 1998, compared to a net loss of $498,000, or $0.04 per share, for the same period in 1997.

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

The decrease in the gross profit percentage from year to year is related to the varying mixes of business during these periods. In 1997 the Company entered into two technology transfer agreements that provided for the transfer of rights to the processes and technology of the Company on an exclusive basis in selected Asian territories. Total revenue of approximately $2 million was derived from these transfer agreements which increased the gross profit percentage substantially for the nine months ended September 30, 1998. The fixed facilities operations generally have a larger percentage of fixed costs versus variable costs, so increases in utilization favorably impact gross profit. The SAFGLAS treatment system is part of fixed facilities and thus margins have improved with the growth in revenue discussed above.

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

Year 2000 Impact

The Year 2000 (Y2K) computer issue relates to computer software that utilizes a two-digit field versus a four-digit field for the calendar year identification. Unless corrected, some computer programs and the systems that are dependent upon these programs may be unable to function after December 31, 1999. An uncorrected condition could interfere with the conduct of the Company's business and could subject the Company to potentially significant legal liabilities, although the Company currently has no reason to believe that these consequences are likely to ensue.

The Company is not highly dependent on internal computer systems, and does not, as a general matter, interact electronically with its customers or suppliers. The Company has been reviewing and is continuing to review and update its existing software programs and interfaces for Y2K compliance. Substantially all of the Company's software is provided by third party suppliers and the Company has been upgrading to Y2K compliant versions of this software. The final upgrades are currently expected to be implemented by March 1999 and undergo testing thereafter. The Company believes that as a result of these measures, its systems will be Y2K compliant by the year 2000. If there continue to be deficiencies after testing, the Company believes it will be able to conduct its business without significant interruption using already compliant systems.

The Company has been surveying and is continuing to survey its major service providers as to their Y2K readiness. Responses to date indicate substantial compliance by such providers with ongoing programs in effect.

The cost associated with upgrading internal systems to more current versions of vendor supplied software have not been material to date. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to Y2K compliance issues. Since the Company's Y2K updating is still ongoing, the full range of potential complications and the full potential impact of the Y2K issue on the Company's business, operations and financial condition is not known at this time.

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

                                     ATG INC.



Date:  February 12, 1999             By: /s/ Steven J. Guerrettaz
                                        -------------------------
                                        Steven J. Guerrettaz
                                        Vice President - Chief Financial Officer
                                        (Principal Financial and Chief
                                        Accounting Officer)