Form 10-K
period 1998-12-31
ATG INC
filed 1999-03-31
CIK 1054000

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1998.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to _________.


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


 Securities registered pursuant to Section 12(g) of the Act:  Common Stock, No par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days:

                              Yes [_]     No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (Paragraph 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

On March 12, 1999, there were issued and outstanding 14,042,333 shares of Common Stock. The aggregate market value of Common Stock held by non-affiliates of the Registrant on that date was approximately $84,345,000 based on the closing sale price of the Common Stock, as reported by the NASDAQ National Market.

                      Documents Incorporated By Reference

Portions of the Registrant's definitive proxy statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                     PART I


Item 1.   Business

Forward-Looking Information

Statements in this report concerning expectations for the future constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company or industry trends to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, those discussed in Item I of Part I under the heading "Factors Affecting Future Operating Results" and elsewhere in this report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other public communications.

General

ATG Inc. (the "Company"), founded in 1976, is a radioactive and hazardous waste management company that offers comprehensive treatment solutions for low level radioactive waste ("LLRW") and low level mixed waste ("LLMW") generated by the Department of Defense ("DOD"), the Department of Energy ("DOE") and commercial entities such as nuclear power plants, medical facilities and research institutions. The Company's thermal treatment technologies achieve substantial volume and mass reductions for treated waste streams while encapsulating the non-volatile waste remains in a glass matrix (Richland, WA) or metal matrix (Oak Ridge, TN) for final disposal. Both of these final waste forms offer intrinsic safety and environmental benefits at competitive prices when compared to incinerator ash or waste disposal without thermal treatment.

The Company operates through its Fixed Facilities Group, which manages its waste treatment operations, and its Field Engineering Group, which addresses decontamination and decommissioning ("D&D") of radioactive facilities and environmental restoration of sites contaminated with radioactive and hazardous waste. The synergies between the on-site remediation services of its Field Engineering Group and the waste treatment operations of its Fixed Facilities Group enhance the Company's ability to compete for commercial and government LLRW and LLMW treatment contracts. The Company directs waste removed from the field to its fixed facilities for treatment when more cost-effective for the customer. In addition, the Company's radioactive material licenses issued by the State of Washington with respect to its Richland facilities and the State of Tennessee with respect to its Oak Ridge facilities include reciprocity provisions that the Company believes allow it to thermally and non-thermally treat radioactive waste at customer sites in all fifty states.

In December 1998, the Company acquired certain assets and business lines from the former Molten Metal Technologies, Inc. (the "MMT Assets"). The MMT Assets included substantially all of the operating assets, contracts, licenses and permits associated with the wet waste treatment and catalytic extraction processing for ion exchange resins used to clean various nuclear power plant water streams.

The Company believes that it possesses a number of competitive advantages which distinguish it from other radioactive and hazardous waste management companies, including the broad and comprehensive spectrum of the services it offers, the extensive portfolio of licenses and permits it holds or is in the process of obtaining, the cost-efficiency and environmental integrity of its waste treatment technologies, and its established positioning with both commercial and government customers, as well as with U.S. federal, state and local environmental regulators.

Market Overview

  General.   The worldwide environmental services industry is diverse and growing. This growth has been driven by extensive legislation and governmental regulation aimed at protecting the environment and requiring responsible parties to clean up existing environmental hazards. According to industry sources, the overall market for environmental services, including solid waste management and water treatment services, is approximately $190 billion a year in the United States and $25 billion a year in Asia (excluding Japan), and is projected to grow at an annual rate of 4% in the U.S. and 17% in Asia (excluding Japan) through the year 2001.

  The Company believes that the specific environmental services markets within which it competes have evolved so that actual remediation and site clean-up, including the treatment and disposal of LLRW, LLMW and hazardous waste, will command a growing portion of environmental resources worldwide. The following is a description of each of these types of waste and a summary of the potential market for the services offered by the Company.

  LLRW Treatment Market.   Radioactive waste is categorized as either high-level
radioactive waste or low-level radioactive waste. Such waste is generated by government facilities and by commercial enterprises such as nuclear power plants, medical laboratories and university and industrial research and development facilities. LLRW is all radioactive material other than high-level radioactive waste ("HLW"). HLW is primarily comprised of spent nuclear fuel rods from nuclear reactors and highly radioactive waste generated by the processing of nuclear materials for weapons production. LLRW consists of relatively large amounts of common industrial waste materials that have become contaminated with small amounts of radioactivity, such as contaminated equipment, protective clothing, paper, rags, packing material, liquids and sludge. Ion exchange resins ("IER"), used to clean various nuclear power plant water streams, result in a form of LLRW that requires specialized handling. Through that cleaning process, these resins accumulate significantly higher concentrations of radioactive materials than other LLRW which, accordingly, increases their handling and disposal costs. The Company has targeted the IER treatment market for its SAFGLAS process and began offering thermal processing for certain resins in early 1998. The acquisition of the MMT Assets in December 1998 moved the Company into the leadership position for IER treatment offerings. The Company currently is the only provider of the full range of services leading to final disposal of used IER serving the US market. The Company has been engaged in the business of handling, treating, storing, and disposing of LLRW since 1988. As of December 31, 1998, the Company was providing at least one of its LLRW service lines to 90% of the commercial nuclear power plants in the U.S.

  The Company estimates that currently between $150 and $200 million is spent annually in the United States on the treatment of commercial LLRW. The Company believes that the size of the commercial LLRW treatment market in the United States will increase significantly as the result of the LLRW required to be treated in connection with the expected decommissioning of up to ten nuclear power plants in the United States over the next decade. The Company also believes that significant demand exists in the United States for the volume and mass reduction of commercially generated LLRW, as there are at present only two full-service disposal sites in the nation accepting such waste. These sites, which are located in Barnwell, South Carolina and Richland, Washington, base the disposal fees charged to customers on the volume and mass of the waste to be disposed. The Barnwell disposal site, which currently services the majority of commercial LLRW generators in the United States, has increased its disposal fees by approximately 300% over the past five years. The current disposal fees at this site are approximately $4.00 to $7.00 per pound ($400 per cubic foot), depending upon the waste's density and activity levels. The disposal fees charged by the Richland site are significantly lower than those charged by the Barnwell site, but this site is only permitted to accept waste generated in the eleven Northwestern states. There is also a disposal facility in Clive, Utah that also charges disposal fees significantly lower than those charged by the Barnwell site, but it is currently permitted to accept LLRW with only small concentrations of radioactivity. At the present time ATG is the only company providing a full range of thermal treatment services for LLRW in the U.S. GTS Duratek, Inc. ("Duratek") provides incineration of some LLRW (but not IER) and a new entrant, Studvik, Inc. ("Studvik") intends to provide pyrolysis services strictly for IER.

  Significant amounts of LLRW are also generated by and stored on federal government sites, principally the former nuclear weapon production facilities administered by the DOE. The DOE estimates that there is in excess of 53 million cubic feet of LLRW either currently stored or expected to be generated during the next 20 years at DOE facilities throughout the United States alone. Of this estimated total, the DOE's Hanford and Savannah River Reservations account for approximately 6% and 34%, respectively. The DOE also estimates that the total treatment costs for the LLRW at these two sites alone will exceed $850 million through the year 2010.

  LLMW Treatment Market. Low-level mixed waste is low-level radioactive waste co-mingled with hazardous substances regulated by the Resource Conservation and Recovery Act of 1976 ("RCRA") and/or toxic substances regulated by the Toxic Substances Control Act of 1976 ("TSCA"). LLMW results from a variety of activities, including the processing of nuclear materials used in nuclear weapon production, nuclear energy research and the generation of nuclear energy. The clean-up of government-generated LLMW is driven by the Federal Facilities Compliance Act of 1992 (the "FFCA"), which requires that radioactivity-contaminated federal facilities meet waste clean-up targets by specified dates. For example, DOE-Hanford is required to commence non-thermal treatment of the LLMW stored there by September 30, 1999, and thermal treatment of such waste by December 31, 2000.

  Significant quantities of untreated LLMW have accumulated in the United States, as approved treatment solutions applicable to a broad range of such waste streams have previously not been available. The DOE estimates that there is in excess of 7.7 million cubic feet of LLMW either currently stored or anticipated to be generated over the next two decades throughout the United States at DOE facilities alone, with approximately 16% and 9% of this estimated total allocated to the DOE's Hanford and Savannah River Reservations, respectively. The DOE also estimates that the treatment cost for the LLMW at these sites will exceed $580 million through the year 2010. The Company is not aware of any reliable estimates of the existing backlog of commercially generated LLMW awaiting treatment at generators' sites. However, according to a survey study sponsored by the Nuclear Regulatory Commission ("NRC") and the Environmental Protection Agency ("EPA"), approximately 140,000 cubic feet of LLMW was commercially generated in the United States in 1990. The Company believes that the size of the commercial LLMW treatment market in the United States will increase significantly in connection with the expected decommissioning of nuclear power plants in the United States over the next decade.

  The Company has developed its GASVIT vitrification system for LLMW treatment and anticipates completing the pending licensing process for both thermal and non-thermal LLMW treatment methods at its Richland facilities in the second quarter of 1999. Thereafter, the Company expects to take approximately three and eight months, respectively, to place its non-thermal and thermal treatment processing in operation. The Company believes that its mixed waste treatment facility will, upon completion of the pending licensing process, be the first privately owned facility in the United States licensed to thermally and non-thermally treat a broad spectrum of commercial and government-generated LLMW.

  Hazardous Waste Treatment Market. Hazardous waste is waste that is classified as hazardous under RCRA and/or toxic under TSCA. The list of "hazardous substances" covered by these laws is extensive and includes a large number of chemicals, metals, pesticides, biological agents, toxic pollutants and other substances. The Company to date has not attempted to penetrate the large and highly competitive hazardous waste treatment market, except as a component of the environmental restoration and D&D services provided by its Field Engineering Group. Historically, the Company has processed a broad range of hazardous substances at client sites in the execution of environmental restoration and D&D projects.

  approvals. Consequently, the Company may have several years in which to establish its position in this market before experiencing significant competition.

     Enhance its Ability to Compete for Large Project Contract Awards. The Company intends to increase its participation on project teams led by large firms when such relationships are a practical requirement to compete successfully for large project contract awards. Increasingly, large-scale, multi-year D&D and environmental restoration contracts, whether to be performed domestically or overseas, require a team of companies with complementary expertise and skills within the industry, usually led by a large, multinational engineering or construction company. The Company believes that its expertise in niche areas within the radioactive and hazardous waste management industry makes it an attractive candidate for inclusion in teams competing for such contracts. In the last three years, the Company has been a member of teams executing DOE and DOD projects led by, among others, Lockheed Martin, Bechtel, Morrison Knudsen, Foster Wheeler and Jacobs Engineering.

     Expand into Pacific Rim Markets. The Company intends to offer its SAFGLAS and GASVIT vitrification technologies for local treatment of LLRW and LLMW in selected Pacific Rim markets. The high cost of LLRW and LLMW disposal costs in a number of Pacific Rim countries favors thermal treatment for such wastes, while regulatory restrictions and other environmental concerns may limit incineration as a treatment process. The Company also believes there is a significant market for vitrification in the treatment and recycling of fly ash resulting from incineration of municipal waste in certain Pacific Rim markets where scarce land resources make landfill disposal of the ash uneconomical. Vitrification of fly ash through the Company's GASVIT system will allow the ash to be recycled for use as construction material and for other reuse purposes. To further promote use of its technologies and to establish strategic alliance relationships designed to accelerate penetration of these markets, the Company has entered into exclusive technology transfer agreements covering its technologies for Hong Kong, Taiwan and The People's Republic of China.

     Enhance On-Site Full-Service Treatment Capabilities. In order to enhance its ability to provide in-house a full range of D&D and environmental restoration services, including the application of vitrification treatment technology on-site, the Company is in the process of developing smaller-scale, transportable field applications of its GASVIT technology. The Company believes there is a significant trend in favor of D&D and environmental restoration contractors able to provide in-house a full range of such services on-site, including site assessment, feasibility study preparation, remediation design, remediation and removal actions, and thermal and non-thermal waste treatment. The Company believes that the development of smaller-scale, transportable GASVIT units will further distinguish it from most other radioactive and hazardous waste management companies.

Waste Treatment Technologies

  A summary description of the Company's principal waste treatment technologies for LLRW and LLMW is provided in the following table:

---------------------------------------------------------------------------------------------------
                             PRINCIPAL TECHNOLOGIES
---------------------------------------------------------------------------------------------------

                      Waste
                     Streams         Nature of
Technology           Treated          Process             Operating Status
---------------------------------------------------------------------------------------------------
SAFGLAS               LLRW            Thermal       Commercial operation commenced in September
                                                    1997
---------------------------------------------------------------------------------------------------
GASVIT                LLMW            Thermal       Commercial operation scheduled for early 2000
---------------------------------------------------------------------------------------------------
CATALYTICS             IER            Thermal       Commercial operation commenced in 1997
---------------------------------------------------------------------------------------------------
WET WASTE              IER          De-Watering     Commercially operational for over five years
 SERVICES
---------------------------------------------------------------------------------------------------
AWPS                 LIQUIDS        Filtration      First system delivered March 1999
---------------------------------------------------------------------------------------------------
RVR                  LIQUIDS/         Thermal       Commercially operational for over five years
                     SLUDGES
---------------------------------------------------------------------------------------------------

The core technology employed in the SAFGLAS and GASVIT systems is vitrification. Vitrification technologies have been successfully used in Europe for over thirty years, principally in the area of HLW treatment and are used by the DOE currently for HLW. The EPA has identified vitrification as the Best Demonstrated Achievable Technology (BDAT) for the treatment of HLW, and the Company believes that vitrification will prove to be equally effective in the treatment of waste contaminated with lower levels of radioactivity. In addition, the vitrification process results in significantly less effluents than the more traditional incineration methods of waste treatment. Accordingly, the Company believes vitrification is widely perceived as an environmentally superior waste treatment method.

     SAFGLAS-Thermal Treatment of LLRW by Vitrification. The SAFGLAS system treats a broad spectrum of LLRW in the form of dry active wastes (protective clothing, paper, rags, plastics, wood), low level activity resins, aqueous based liquids and sludges, and oils, which eliminates the customer's need to pre-sort wastes to fit the specialized capabilities of a particular waste processor's technology. The primary unit is a Joule-heated glass melter with a multi-zone process chamber based on a technology that has been successfully used for over 15 years in research on hazardous waste treatment. LLRW is fed into a closed pool of molten glass at temperatures in excess of 2000oF. The organic constituents are destroyed and the radioactive solids are captured within the glass, which is periodically drained for disposal. The Company adapted the basic process to the treatment of LLRW, including devising the systems for feed preparation, waste feeding, and effluent treatment and monitoring. The SAFGLAS system can reduce the volume of the input waste by a factor of up to 200 to 1 and the mass of the input waste by up to 96%. The Company believes that the highly stable and leach-resistant nature of the glass produced by the SAFGLAS process, as compared to incineration ash, will be significant for waste generators concerned with the potential long-term liabilities associated with the land disposal of LLRW.

  The basic SAFGLAS system has been enhanced through the addition of a high temperature bulk processing unit (BPU) that processes a wide range of LLRW. The BPU exhausts into the second chamber of the basic SAFGLAS unit. The Company therefore refers to the combination of these integrated technologies as the SAFGLAS system. The combination of these processes is permitted to treat approximately 24,000 pounds per day at full capacity, depending on the type of feedstock. The Company's license allows it to operate SAFGLAS 24 hours a day.

     GASVIT-Thermal Destruction of LLMW by Gasification/Vitrification. The Company has acquired licensing rights to use a proprietary plasma arc technology developed by Integrated Environmental Technologies, LLC ("IET"), for the treatment of LLMW. The IET plasma arc technology is being integrated with the Company's technologies to form the GASVIT system. The GASVIT system will be used as the primary component in the Company's LLMW thermal processing facility. Materials are fed into a process chamber where a combination of a carbon induced plasma and joule heating at temperatures in excess of 2200oF transforms complex organic materials into a mixture of hydrogen and carbon monoxide that is destroyed in a subsequent flameless oxidation process. As with the SAFGLAS system process, the end result of the GASVIT system process is a glass material. The GASVIT system can reduce the volume of the input waste by a factor of up to 200 to 1, and the mass of the input waste by a factor of up to 96%. A 50 lbs./hr. prototype gasification/ vitrification process chamber has been in operation at IET's facilities in Richland, Washington since June, 1997. IET's process chamber is based on several prototype units constructed and tested for the DOE, including a 100 lbs./hr. process chamber which has been tested at the DOE's Hanford Reservation since 1996. The GASVIT system is being licensed for a total throughput of 12,000 pounds per day; however, the initial unit will provide only 50% of the permitted capacity. The Company intends to add another unit as its capacity needs increase.

     CATALYTICS-Thermal Destruction of IER. IER with significant radionuclide concentrations are destroyed in a patented and licensed high temperature thermal process and the non-volatile remains are encapsulated in a metal matrix for disposal.

     WET WASTE SERVICES-Dewatering, packaging, and shielded transportation of IER. The Company holds patent and other rights for a variety of licensed High Integrity Containers (HICs) used to hold IER during transportation and disposal as well as for the heavily shielded casks that are used to safely transport IER for processing and disposal. The Company's shielded cask fleet for IER is believed to be the largest in the country. Additionally, the Company provides proprietary equipment and services to remove water from IER prior to transportation and disposal to meet Department of Transportaion and disposal site criteria achieving moisture removal levels considerably beyond those achievable by competing technologies.

     AWPS-Advanced Treatment Through Filtration. AWPS is used for the removal of suspended and dissolved impurities from nuclear power reactor water streams. The Company employs a variety of technologies for which it holds either patent or licensing rights to treat a broad range of nuclear power plant liquid waste/process streams. The Company believes the market for these services will exceed $100 million annually as nuclear power reactor operators focus more on their core competency areas (electricity production) and outsource service areas.

     RVR-Radioactive Volume Reduction of Liquid Wastes and Sludges. This patented, moderate temperature, vacuum evaporation process provides a portable and economic method for transforming radioactive liquids and sludges into dry powders and, if desirable, recovering the water for reuse. ATG employs RVR systems at its Tennessee facilities and at nuclear projects throughout the US. It also sells RVR units to international power reactor operators.

Operations and Services

The Company provides radioactive and hazardous waste management services through two operating units, the Fixed Facilities Group and the Field Engineering Group.

  Fixed Facilities Group. The core of the Company's fixed facilities operations, situated on a 45-acre site in Richland, Washington adjacent to the DOE's Hanford Reservation, is one of the largest commercial radioactive waste treatment and storage centers in the United States. This facility is currently licensed to handle, treat and store a wide variety of LLRW and the Company is in the process of securing the licenses, permits and approvals required in order for this facility to thermally and non-thermally treat a broad spectrum of LLMW streams produced by both commercial and government generators. The Company also owns a 40,000 square foot licensed facility on a seven acre site in Oak Ridge, TN where it thermally processes IER and non-thermally processes both IER and radioactive sludges that are not suitable for thermal processing. A third licensed site owned by the Company is a 16 acre facility in Columbia, SC which is used to maintain and store equipment used for wet waste field projects throughout the US. Finally, the Company owns a four-acre facility in Fremont, California which houses the Company's corporate offices, as well as an LLRW storage and transfer station that supports its Richland operations. The Company utilizes a fleet of Company-owned trucks to transport waste intra-state to or from its Richland and Fremont facilities, and utilizes third party commercial carriers to transport waste inter-state to or from these facilities.

  LLRW Treatment Services. Since 1988, the Company has treated and recycled several million pounds of LLRW at its Richland facilities. Since being placed in operation in September 1997, the SAFGLAS system has processed in excess of 2 million pounds of LLRW. In addition to the DOE, DOD and other agencies of the U.S. government, customers for the Company's LLRW treatment services include over 90% of the nation's nuclear power plants, many major corporations, and numerous universities, laboratories, hospitals and other research and medical institutions.

  LLMW Treatment Services. In early 1995, the Company began the licensing, design and facility construction process for a mixed waste treatment and storage facility to be sited at its Richland facilities. The Company is in the final comment period for issuance of the permit and expects the permit to be issued in the second quarter of 1999. Construction of the facility will begin upon issuance of the permit. The Company intends to use the mixed waste facility to treat LLMW, initially from the Hanford reservation, and subsequently from other DOE and other U.S. government and commercial generators of LLMW. The Company intends to thermally treat LLMW by means of its GASVIT system; when it is uneconomical or impractical to treat LLMW by a thermal method, the Company intends to employ a number of stabilization and encapsulation processes, including the Company's PLASTIMELT process.

  In November 1995, the DOE awarded the Company, in a competitive bidding process, the first privatized contract to thermally treat LLMW generated by the Hanford Reservation. This contract has a maximum value to the Company of $24 million for treating 175,000 cubic feet of waste over ten years. In addition, the DOE awarded the Company in September 1997, in a competitive bidding process, the first privatized contract to non-thermally treat LLMW generated by the Hanford Reservation. This contract has a maximum value to the Company of $5 million over a three-year period commencing when the Company begins LLMW treatment thereunder.

  Field Engineering Group. The principal services provided by the Company's Field Engineering Group are (i) D&D of nuclear power plants and other facilities contaminated with LLRW, LLMW and hazardous waste, and (ii) environmental restoration of sites contaminated with LLRW, LLMW and hazardous waste. The Company's comprehensive capabilities include site investigation, characterization and assessment, negotiation with regulatory agencies and procurement of required regulatory approvals, preparation of feasibility and remedial design studies, removal and remediation actions, construction, waste brokerage and transportation, waste treatment using the Company's technologies on-site or at the Company's fixed facilities, and storage of waste at the Company's fixed facilities.

  Decontamination and Decommissioning Services. Historically, D&D services have been the Company's core specialty area. The Company has been involved in D&D projects for over a decade and currently is involved in several D&D projects for the DOE. Customers for the Company's D&D services include nuclear power plants, universities and other research institutions that utilize radioactive isotopes in a variety of research projects, hospitals with radiological medicine departments, companies employing nuclear materials in manufacturing and the DOE and DOD, which oversee the nation's nuclear weapon production facilities.

  The Company believes that there are significant near-term opportunities in domestic D&D, particularly in the commercial D&D market, as up to ten U.S. nuclear power plants are expected to be decommissioned over the next decade. Based on recent studies prepared by utilities regarding the costs to decontaminate and decommission nuclear power plants, as reported by the Nuclear Energy Institute, a nuclear energy industry policy organization, the Company estimates that the average total cost of decontaminating and decommissioning a domestic nuclear power plant is approximately $300-$400 million. In addition, there are over 5,000 radioactivity-contaminated DOD and DOE facilities, which are scheduled to be decommissioned over the next decade.

  Environmental Restoration Services. The Company has historically concentrated on environmental removal and remediation actions at contaminated DOD sites. There are over 420 DOD sites contaminated with LLRW or LLMW. According to the Defense Environmental Restoration Program Annual Report to Congress for Fiscal Year 1996, allocations for funding environmental restoration work on DOD sites are projected to be $2 billion a year through the year 2000.

  Since 1989 the Company has executed more than 200 field-engineering projects relating to the environmental restoration of sites contaminated with LLRW, LLMW, or hazardous waste throughout the United States and U.S. territories. In addition, the Company is currently performing under three Total Environmental Restoration Contracts (TERCs) with the U.S. Army Corps of Engineers, two Pre-placed Remedial Action Contracts (PRACs) with the U.S. Army Corps of Engineers, two Remedial Action Contracts (RACs) with the U.S. Navy and four environmental restoration contracts with the DOE, collectively covering a 40 state area.

  For its military and industrial clients, the Company executes environmental restoration projects either on a planned or quick response basis. In the execution of both planned and quick response environmental restoration projects involving both LLRW and LLMW, the Company believes that it is one of only six domestic companies having the in-house capability of providing on-site full-service solutions from site investigation through the waste treatment stage for D&D and environmental restoration projects involving LLRW and LLMW.

Customers

  The Company's services are provided to a broad range of commercial, federal, state and local government clients in the United States. Demand for the Company's services and the distribution of such demand are influenced by the level of implementation and enforcement of existing and new environmental regulations, funding levels for government projects and spending patterns of commercial clients.

  Primarily due to its technical expertise, extensive portfolio of environmental licenses and permits and full-service capabilities on-site, the Company has successfully bid on and executed a substantial number of waste treatment, environmental restoration, D&D and other contracts with commercial customers, the DOD, DOE and a number of other federal government agencies, as both a prime contractor and as a subcontractor. In fiscal 1998, 1997 and 1996, the percentage of the Company's total revenue attributable to federal contracts was approximately 55%, 71% and 77%, respectively. One contract with the U.S. Air Force accounted for 14% of the Company's total revenue in the year ended December 31, 1998. One contract with the U.S. Army Corps of Engineers-Sacramento District accounted for 21.0% of the Company's total revenue in the year ended December 31, 1997. One contract with the U.S. Army-Fort Irwin accounted for 12.5% of the Company's total revenue in the year ended December 31,1996. A contract with the U.S. Army-Presidio accounted for 12.0% of the Company's total revenue in the year ended December 31, 1996. The Company also serves numerous commercial clients, including large industrial concerns, nuclear power plants, hospitals, laboratories and other medical institutions, and universities. A substantial portion of the Company's commercial work represents new contracts awarded by existing clients. No single commercial client accounted for 10% or more of the Company's revenue in fiscal years 1998, 1997 or 1996.

Sales and Marketing

  The Company relies on a direct sales and marketing staff of 10 employees, its executive management team and project managers, and brokers and other intermediaries, to market its waste treatment and field engineering services nationwide and internationally. Historically, the Company relied on discrete waste treatment projects and limited term remediation projects that typically involved planned clean-ups of sites that were contaminated in the normal course of manufacturing activity or quick response clean-ups of spills. The Company now targets its marketing efforts on large, multi-year private sector and government site-specific and term contracts in the areas of LLRW and LLMW treatment, environmental restoration and D&D.

  The Company's key marketing strategy in the waste treatment area is to focus its resources on emerging or underserved markets in which it has technological or licensing advantages over existing and potential competitors. The Company intends to further develop its network of strong client relationships with commercial customers, the DOD, the DOE, other federal government agencies, leading domestic and foreign industrial concerns and its other most significant clients, and with major national and multinational engineering, construction and architectural engineering firms and other of its co-participants in teams executing large, multi-year environmental restoration and D&D projects. The Company believes that relationship selling is becoming increasingly important as customers display an increasing desire for good, reliable service. Accordingly, Company strategies include deploying operators at customer sites and increasing the frequency and quality of customer interactions by its sales force to better identify and resolve customer problems. The Company believes that these strategies have been validated by the significant number of additional contracts awarded to it by existing customers for which it previously provided significant services, and the number of teams on which it has participated in recent years in the execution of large, multi-year environmental restoration and D&D projects.

  The Company intends to offer its SAFGLAS and GASVIT vitrification technologies for local treatment of LLRW and LLMW in selected Pacific Rim markets. The Company believes that the high cost of LLRW and LLMW disposal costs in a number of Pacific Rim countries favors thermal treatment for such wastes, while regulatory restrictions and other environmental concerns may limit incineration as a treatment process.

  To further promote use of its technologies and to establish strategic alliances designed to accelerate its penetration of selected Pacific Rim markets, the Company has entered into exclusive technology transfer agreements covering its technologies for Hong Kong, Taiwan, and The People's Republic of China. These agreements require the Company to provide assistance and know-how to its alliance partners, who have the right to market the Company's technologies in these territories. The Company will share in any profits generated from these efforts and is also entitled to a royalty on revenue generated by the use of its vitrification technologies in these territories. The Company is entitled to independently pursue opportunities within these territories if its alliance partners decline to do so, and, if certain minimum revenue is not achieved in these territories within an agreed upon period, the Company may terminate the agreement.

Competition

  In general, the radioactive and hazardous waste management industry is highly competitive. The Company faces varying levels of competition in its principal current and planned business lines. The Company believes that it currently has only one principal competitor, Duratek, for the thermal treatment of domestic LLRW, a handful of small to mid-size competitors in the non-thermal treatment of domestic LLRW and one competitor for thermally treating IER, Studvik, a new market entrant. The Company is party to a non-compete agreement with Duratek that precludes Duratek from processing IER. With respect to the domestic LLMW treatment market, the Company believes that there are only four other companies currently processing LLMW at their own facilities, all of which are doing so under limited licenses which restrict them from accepting a broad spectrum of low-level mixed waste streams. Upon completion of the pending licensing process for its mixed waste treatment facility, the Company believes that it will operate the first private facility in the nation licensed to thermally and non-thermally treat a broad spectrum of LLMW streams produced by both commercial and government generators.

  The commercial LLRW disposal site in Clive, Utah recently expanded its acceptance criteria so that it can receive waste with radioactivity levels higher than it was previously permitted to accept, and the Company is aware that one or more additional domestic commercial LLRW disposal sites have commenced the licensing process. Any increase in the number of licensed commercial LLRW disposal sites in the United States or any decrease in the disposal fees for LLRW charged by such sites could increase the competition faced by the Company or reduce the competitive advantage of certain of the Company's treatment technologies.

  The market for D&D and environmental restoration services is highly competitive, with numerous companies of varying size, geographical presence and capabilities participating. The Company believes that fewer than six of these companies have the in-house capability of providing on-site full-service solutions from site investigation through the waste treatment stage for D&D and environmental restoration projects involving LLRW and LLMW.

  The Company believes that the principal competitive factors applicable to all areas of its business are price, breadth of services offered, range and breadth of environmental licenses and permits held, reputation for customer service and dependability, technical proficiency and environmental integrity, operational experience, quality of working relations with federal, state and local environmental regulators and proximity to customers and licensed waste disposal sites. The Company believes that it is, and will continue to be, able to compete favorably on the basis of these factors. The Company also believes that it has several competitive advantages, including its vitrification and IER technologies, the patents it holds, broad range of environmental services offered, ability to provide in-house full-service environmental solutions at customers' sites, the range and breadth of environmental licenses and permits held and applied for, geographical positioning, and integrated technological approach to waste treatment solutions. Many of the Company's competitors have substantially greater managerial, technical and marketing resources than the Company, and there can be no assurance that one or more of the Company's competitors do not possess or will not develop waste treatment technologies or field service capabilities that are superior to or more cost effective than those of the Company. In certain aspects of the Company's business, substantial capital resources are required for facilities and equipment, and many of the Company's competitors have substantially greater financial resources than the Company.

Intellectual Property

  The Company regards aspects of its waste treatment technologies and know-how as proprietary and relies primarily on a combination of trade secret and trademark laws, employee and third party non-disclosure agreements, licenses from owners of patents and other intellectual property rights, and other methods to protect such technologies and know-how. The Company has received a patent for the SAFGLAS system as incorporating a multi-zone process chamber. The Company holds a number of patents on the thermal and non-thermal processes and equipment it utilizes for IER processing at its Oak Ridge, TN facilities and at its customer's sites, as well as for the HICs and shielded shipping casks used for the transportation of IER. It also holds the licenses and permits for its Washington and Tennessee facilities and possesses the engineering craft knowledge required to cost-effectively operate, maintain, and enhance the permitted status of those facilities. The Company believes that the ownership of patents is not presently a significant factor in its business and that its success does not depend on the ownership of patents. However, there can be no assurance that the Company will be successful in protecting the proprietary aspects of its technology, nor that its proprietary rights will preclude competitors from developing waste treatment technologies equivalent or superior to that of the Company. In addition, effective protection for the proprietary aspects of the Company's technologies may be unavailable or limited in certain foreign countries. While the Company is not aware that any of its waste treatment technologies infringe the rights of any third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to its existing or future waste treatment technologies.

  The Company from time to time licenses the rights to use the intellectual property of third parties embodied in certain subsystems of the Company's technologies. In particular, the Company licenses certain such rights from the owner of the patented technology embodied in the basic SAFGLAS system melter and from IET in connection with the design, construction and use of the melter incorporated into the GASVIT system. The former license is non-exclusive and royalty-free, but requires the Company to pay to the owner of the patent a license fee in the amount of $35,000 for each SAFGLAS process chamber built by the Company during a five-year period. With respect to any melter purchased by the Company from IET, other than the two units it has initially contracted to purchase, the Company's license with IET requires the payment of a royalty fee to IET in the amount of 3% of the gross revenue generated by the Company from processing radioactive waste using a treatment system incorporating such a melter. The Company from time to time receives letters of inquiry from the owners of patents requesting that the Company demonstrate that the technology licensed to the Company by third parties does not infringe such patents. The Company routinely refers these letters of inquiry to such licensors, who are required pursuant to the terms of their license agreements with the Company to defend the Company against infringement claims asserted by third parties relating to the licensed technology and to indemnify the Company against any resulting losses. With respect to each such letter of inquiry previously received by the Company, the Company has been advised by the licensor that, in the judgement of the licensor, the licensed technology as used by the Company did not infringe the subject patents.

  The Company requires each of its technical and engineering employees to enter into standard agreements pursuant to which the employee agrees to keep confidential all proprietary information of the Company and to assign to the Company all rights in any proprietary information or technology developed by the employee during his or her employment or made thereafter as a result of any inventions conceived or work done during such employment. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization or to develop similar technology independently.

Environmental Laws and Regulations; Licensing Processes Applicable to LLRW and LLMW Treatment Facilities

  Environmental Laws and Regulations. Extensive and evolving environmental protection laws and regulations have been adopted in the United States during recent decades in response to public concern over the environment. The operations of the Company and of the Company's customers are subject to these evolving laws and regulations. The requirements of these laws and regulations impose substantial potential liabilities. For example, a failure to comply with current or future regulations could result in substantial fines, suspension of production, alteration of manufacturing processes, cessation of operations, or the expenditure of substantial clean-up costs. The requirements also create a demand for many of the services offered by the Company.

  The Company believes that its compliance with environmental laws and regulations will not have a material effect on its capital expenditures, earnings or competitive position, except with respect to capital expenditures for environmental control facilities. The Company expects that the amount of such expenditures required to be made in 1999, particularly in connection with the construction of the mixed waste facility to be sited at the Company's Richland facilities, will be material.

  Under the Atomic Energy Act of 1954 (the "AEA") and the Energy Reorganization Act of 1974, the NRC regulates the receipt, possession, use and transfer of radioactive materials. Pursuant to its authority under the AEA, the NRC has adopted regulations that address the management and disposal of LLRW and that require the licensing of commercial LLRW disposal sites.

  RCRA provides a comprehensive framework for regulation of the handling, transportation, treatment, storage and disposal of hazardous waste. Strict standards are imposed under RCRA on hazardous waste generators and transporters, and on operators of hazardous waste treatment, storage and disposal facilities. The Land Disposal Restrictions developed under the Hazardous and Solid Waste Amendments of 1984 prohibit land disposal of specified wastes unless these wastes meet or are treated to meet Best Demonstrated Achievable Technology
(BDAT) treatment standards, subject to certain exemptions. Under current regulations, waste residues derived from listed hazardous wastes are generally considered to be hazardous wastes subject to RCRA standards unless they are delisted through a formal rulemaking process that may last for several years. Liability under RCRA may be imposed for improper handling, transportation, treatment, storage or disposal of hazardous wastes, or for failure to take corrective action to address releases of hazardous wastes.

  CERCLA, and subsequent amendments including the Superfund Amendments and Reauthorization Act ("SARA"), imposes strict, joint and several liability upon (among other parties) owners or operators of facilities where a release of hazardous substances has occurred, upon parties who generated hazardous substances that were released at such facilities and upon parties who arranged for the transportation of hazardous substances to such facilities. Liability under CERCLA may be imposed on the Company if releases of hazardous substances occur at treatment, storage, or disposal sites used by the Company. This liability potentially extends to off-site storage and disposal facilities used by the Company, any LLMW treatment and storage facilities owned by the Company, and releases at a customer's facility caused by the Company.

Because customers of the Company also face the same type of liabilities, CERCLA and SARA create incentives for potential customers of the Company to avoid off-site treatment and disposal of hazardous substances in favor of on-site treatment and recycling.

  The radioactive and hazardous components of LLMW are governed by separate sets of laws and regulations discussed above. The radioactive component is governed by the AEA and is regulated by the DOE for waste at DOE facilities and by the NRC for commercially generated waste. The hazardous waste component is governed by RCRA, CERCLA, and/or TSCA, and is regulated by the EPA, and by the laws of the individual states. The Company designs its LLMW and hazardous waste treatment and processing systems with the goal of minimizing the potential for release of hazardous substances into the environment. In addition, the Company has developed plans to manage and minimize the risk of CERCLA or RCRA liability, including the training of operators, use of operational controls and structuring of its relationships with the entities responsible for the handling of waste materials and by-products.

  The Clean Air Act of 1970, as amended (the "Clean Air Act"), imposes strict requirements upon owners and operators of facilities and equipment which emit pollutants into the environment, including incinerators. Although the Company believes that its waste treatment systems effectively trap most particulates and generally prevent hazardous emissions from being released into the environment, the Company is required to secure additional permits from local authorities responsible for implementing the Clean Air Act.

  TSCA provides the EPA with the authority to regulate certain commercially produced chemical substances. TSCA also established a comprehensive regulatory program for polychlorinated biphenyls ("PCBs") which is analogous to the RCRA program for hazardous waste.

  Other federal, state, and local environmental, health and safety requirements may also be applicable to the Company's business. For example, the federal Occupational Safety and Health Act imposes requirements designed to protect the health and safety of workers, and the NRC has set regulatory standards for worker exposure to radioactive materials. In addition, the requirements of various other statutes, including the FFCA and the Uranium Mill Tailings Radiation Control Act, may create opportunities for additional use of the Company's services.

  Licensing Processes Applicable to LLRW and LLMW Treatment Facilities. The process of applying for and obtaining the licenses and permits necessary to operate a radioactive waste treatment facility is lengthy and complex. The basic requirement is to obtain a radioactive materials license from the state in which the facility is to be located. The first step in this process is securing site and land use designation approval from local authorities. Most local authorities require a public hearing before such an approval is granted. Due to public concern about the safety of radioactive material handling, the initial site approval step is often the most difficult. Upon site approval, the applicant must submit an application to the NRC or the state's nuclear regulatory agency if the state has signed an agreement to implement the NRC's regulations. This stage of the process may take two years or longer, and in some cases, may result in denial of a license. If the applicant intends to use a thermal treatment method at its site, then additional permits would be needed from the local authorities responsible for implementing the Clean Air Act regulations. The process for approving a thermal treatment method will generally include public hearings, environmental assessments and numerous interactions with regulators to resolve licensing and permitting issues.

  The licensing requirements applicable to a mixed waste facility are even more complex. In addition to the steps summarized above, the applicant must submit a RCRA Part A and Part B permit application to the appropriate agencies. For processing of PCBs, a TSCA permit from the EPA must also be obtained. In parallel with the RCRA/TSCA Part B permitting process, the applicant must submit an application to the agencies that issue radioactive material licenses and those that issue permits pursuant to the Clean Air Act. Several revisions to each document submitted may have to be made before the review process is complete and the application is granted. From the time the initial application is filed, the mixed waste licensing and permitting process could take as long as five years.

  The Company initiated the mixed waste licensing process for its Richland facilities in 1995 and expects to be able to commence non-thermal mixed waste treatment there in the third quarter of 1999. In March of 1995, the Company submitted a siting application to the Washington State Department of Ecology ("WDOE"). After conducting two different public hearings, WDOE approved the Company's siting application in December of 1995. Immediately after procuring this approval, the Company submitted a RCRA Part A and Part B permit application to WDOE for an integrated waste treatment plant utilizing stabilization, macro-encapsulation, physical extraction and other non-thermal treatment processes.
In 1996, the application was amended to include the processing of mixed wastes using the GASVIT thermal treatment technology. A copy of the application was also submitted to the EPA for a joint EPA/WDOE permitting process covering PCBs under TSCA regulation. The Company presently anticipates receiving final approval from WDOE and the EPA of its applications relating to non-thermal and thermal treatment prior to the end of the second quarter of fiscal 1999.

  In the event that the Company were to engage in the business of treating LLRW and LLMW received from foreign generators at its fixed facilities, it would be required to obtain a radioactive waste import permit from the NRC.

Employees

  At December 31, 1998, the Company employed 319 full-time employees. To date, the Company has been successful in attracting and retaining qualified managerial and technical personnel, although there can be no assurance that this success will continue.

  At December 31, 1998, 50 of the Company's employees were represented by labor unions under collective bargaining agreements. The Company cannot predict whether any of its employees who currently are not represented by unions will elect to be so represented in the future. The Company considers its relations with its employees to be good and has never experienced a work stoppage or strike.

 Factors Affecting Future Operating Results

  The Company's business is subject to the following risks and uncertainties, in addition to those described elsewhere.

  Dependence on Government Licenses, Permits and Approvals

  The radioactive and hazardous waste management industry is highly regulated. The Company is required to have federal, state and local governmental licenses, permits and approvals for its waste treatment facilities and services. The Company is currently processing its permit application for its LLMW processing facility in Richland, WA. There can be no assurance as to the successful outcome of any pending application by the Company for any such license, permit or approval, and the Company's existing licenses, permits and approvals are subject to revocation or modification under a variety of circumstances. Failure to obtain timely, or to comply with the conditions of, applicable licenses, permits or approvals could adversely affect the Company's business, financial condition and results of operations. As its business expands and as it introduces new technologies, the Company will be required to obtain additional operating licenses, permits or approvals. It may be required to obtain additional operating licenses, permits or approvals if new environmental legislation or regulations are enacted or promulgated or existing legislation or regulations are amended, re-interpreted or enforced differently than in the past. Any new requirements which raise compliance standards may require the Company to modify its waste treatment technologies to conform to more stringent regulatory requirements. There can be no assurance that the Company will be able to continue to comply with all of the environmental and other regulatory requirements applicable to its business.

  No Assurance of Successful Development, Commercialization or Acceptance of Technologies

  The Company is in the process of developing, refining and implementing its technologies for the treatment of LLRW, LLMW and other wastes. The Company's future growth will be dependent in part upon the acceptance and implementation of these technologies, particularly its recently developed vitrification technologies for the thermal treatment of LLRW and LLMW and its recently acquired technologies for treatment of IER waste streams. There can be no assurance that successful development of all these technologies will occur in the near future, or even if successfully developed, that the Company will be able to successfully commercialize such technologies. The successful commercialization of the Company's vitrification technologies may depend in part on ongoing comparisons with other competing technologies and more traditional treatment, storage and disposal alternatives, as well as the continuing high cost and limited availability of commercial disposal options. There can be no assurance that the Company's vitrification and related technologies will prove to be commercially viable or cost-effective, or if commercially viable and cost-effective, that the Company will be successful in timely securing the requisite regulatory licenses, permits and approvals for such technologies or that such technologies will be selected for use in future waste treatment projects. The Company's LLMW thermal treatment contract with the DOE's-Hanford Reservation requires the Company to obtain all of the required licenses, permits and approvals for, and to build and place in operation, its LLMW treatment facility by November 10, 2000. The Company's inability to develop, commercialize or secure the requisite licenses, permits and approvals for its waste treatment technologies on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Need for Additional Capital

  The Company believes that it will need additional capital in order to implement its long-term business plan. In particular, the Company will need approximately $20 million to finance the construction of the LLMW facility in Richland, WA. The Company is presently considering tax exempt industrial development bond financing for this facility. There can be no assurance that the Company will be successful in raising the requisite amount of capital when needed, or, that if successful, the terms of the financing will be favorable to the Company. If the Company is not successful in raising such additional capital, it will need to curtail or scale back its planned expansion, which could adversely affect the Company's business, financial condition and results of operations.

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

  Management of Growth

  Since 1994, the Company has experienced significant growth, attributable in large part to an increase in the number and size of contracts awarded. Also, in December 1998 the Company acquired new business lines that are anticipated to contribute to increased growth in 1999 and beyond. The Company is currently pursuing a business plan intended to further expand its business domestically and internationally. The Company's historical growth has placed, and any future growth may place, significant demands on its operational, managerial and financial resources. There can be no assurance that the Company's current management and systems will be adequate to address any future expansion of the Company's business. In such event, any inability to manage the Company's growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

  Equipment Performance; Safety and License Violations

  The Company's ability to perform under current waste treatment contracts and to successfully bid for future contracts is dependent upon the consistent performance of its waste treatment systems at its fixed facilities in conformity with safety and other requirements of the licenses under which the Company operates. The Company's fixed facilities are subject to frequent routine inspections by the regulatory authorities issuing such licenses. The Company has experienced shut downs of its facilities for short periods of time in the past. In the event that any of the Company's principal waste treatment systems were to be shut down for any appreciable period of time, either due to equipment breakdown or as the result of regulatory action in response to an alleged safety or other violation of the terms of the licenses under which the Company operates, the Company's business, financial condition and results of operations could be materially adversely affected.

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

  International Expansion

  A key component of the Company's long-term business plan is to expand its business into selected Pacific Rim markets. There can be no assurance that the Company or its strategic alliance partners will be able to market its technologies or services successfully in foreign markets. In addition, there are certain risks inherent in foreign operations, including general economic conditions in each country, varying regulations applicable to the Company's business, seasonal reductions in business activities, fluctuations in foreign currencies or the U.S. Dollar, expropriation, nationalization, war, insurrection, terrorism and other political risks, the overlap of different tax structures, risks of increases in taxes, tariffs and other governmental fees and involuntary renegotiation of contracts with foreign governments. In particular, recent economic instability in certain Pacific Rim countries could substantially impede the Company's targeted expansion into that region. In such event, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that laws or administrative practices relating to taxation, foreign exchange or other matters of foreign countries within which the Company operates or will operate will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 2.   Properties

  The Company's principal properties, all of which are owned by the Company, are located in Richland, Wash., Fremont, Calif., Oak Ridge, Tenn., Columbia, S.C. and Aiken, S.C., and occupy 45, four, seven, 16, and 30 acres, respectively.
The facilities sited on the Richland property presently consist of 13 buildings, covering an area of approximately 100,000 square feet, devoted to the Company's existing LLRW and future LLMW treatment operations. The Company presently plans to construct two additional buildings on this site of approximately 14,000
square feet in aggregate.   The facilities sited on the Fremont property consist
of a 40,000 square foot corporate office building and LLRW storage area. The facilities cited on the Oak Ridge property consist of a 40,000 square foot building devoted to LLRW resin treatment operations and several modular office buildings. The Columbia property includes a 10,000 square foot building and is principally used for storage and maintenance of equipment used in wet waste treatment. The Company's Aiken property has not been developed to date.

  In addition, the Company leases an approximately 1,200 square foot project management office in Honolulu, Hawaii, and two approximately 4,000 square foot project management offices in Oak Ridge, Tennessee. The Honolulu lease expires in June 2000 and the Oak Ridge leases expire in August 1999 with three one-year extensions available.

  The Company's Fremont property is encumbered by a deed of trust (the "First Deed of Trust") securing the performance of the Company under a $1.5 million Promissory Note held by Midland Loan Services. The First Deed of Trust provides for an interest rate of 9.5% per annum, a maturity date of December 2001, monthly payments of principal and interest of $13,736 and a balloon payment at maturity. At December 31, 1998, the principal amount secured by the First Deed of Trust was approximately $1,403,000.

  The Company's Fremont property is also encumbered by a second deed of trust (the "Second Deed of Trust") securing the performance of the Company under a $400,000 Term Loan Agreement with Sanwa Bank California. The Term Loan Agreement provides for a variable annual interest rate of prime plus 1.75%, a maturity date of September 30, 2002, and monthly payments of principal and interest of $6,667. At December 31, 1998, the principal amount secured by the Second Deed of Trust was approximately $300,000.

  The Company's Richland property is encumbered by a deed of trust (the "Richland Deed of Trust") securing the payment by the Company of a $750,000 Promissory Note held by West One Bank (the "West One Note"). The West One Note provides for an interest rate of 8.75% during the first 42 months and an interest rate of prime plus 2.75% (with a ceiling of 12% and a floor of 5.5%) during the final 42 months until maturity. At December 31, 1998, the principal balance secured by the Richland Deed of Trust was approximately $224,000. There are no encumbrances on the Company's Oak Ridge, Tennessee or Columbia or Aiken, South Carolina properties.

  The Company believes that its existing and planned facilities will support its operations for the foreseeable future and are adequately covered by insurance.

Item 3.   Legal Proceedings

  In June 1992, the Company entered into a contract with the U.S. Army under which the Company acted as the prime contractor to "surface clear" expended ordnance from a firing range at Fort Irwin, California (the "Fort Irwin Contract"). In March 1997, a piece of ordnance exploded on the premises of a scrap metal dealer (the "Scrap Dealer") in Fontana, California. An employee of the Scrap Dealer died in the accident. Although the Scrap Dealer had purchased expended ordnance and other military scrap metal from a number of military facilities, including Fort Irwin, the Scrap Dealer indicated that the ordnance which exploded was purchased from Fort Irwin. The U.S. Army contended that a subcontractor to the Company on the Fort Irwin Contract (the "Subcontractor") had improperly certified ordnance cleared from the Fort Irwin firing range as free of hazardous and explosive material prior to the sale of such ordnance to the Scrap Dealer. As a result, the U.S. Army terminated the Fort Irwin Contract for default, and demanded repayment from the Company of alleged reprocurement costs totaling $945,000. The Company believes it fully complied with the terms of the Fort Irwin Contract and applicable laws and regulations and challenged the default termination in an action against the U.S. Army filed in the Court of Federal Claims in July 1997. In July 1998, the U.S. Army and the Company settled the matter. The termination for default was rescinded and the Company agreed to no longer bid on surface-cleaning work at active U.S. Army firing ranges.

  In connection with the accident, in March 1998 a wrongful death civil action was filed in San Bernardino County Superior Court against the Subcontractor, a supervisory employee of the Subcontractor, the owners of the premises occupied by the Scrap Dealer, and the Company, seeking damages in excess of $8 million, including exemplary damages of $5 million. A second action was filed at the same time in San Bernardino County Superior Court against the same defendants by three other persons alleging physical injuries and emotional distress caused by the accident. The Company has tendered the defense of each of these actions to its insurance carrier, which is presently handling the matters for the Company, and the Company intends to vigorously contest all of the claims asserted in these actions. The Company believes that it acted properly with respect to the Fort Irwin Contract, and that it should not be liable for the injuries caused by the accident. The Company also intends to seek indemnification from the Subcontractor for the full amount of any costs, damages and liabilities which may be incurred by the Company in connection with or as a result of these lawsuits. The Subcontractor has advised the Company that the Subcontractor's comprehensive general liability insurance policy covers the claims asserted against the Subcontractor, and that the policy coverage limit is $7 million per occurrence. Although the Company believes that all of the claims asserted against the Company are without legal merit, the outcome of these lawsuits is uncertain. Any judgment of liability against the Company, especially to the extent damages exceed or are not covered by insurance or are not recoverable by the Company from the Subcontractor, could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 4.    Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the Company's 1998 fiscal year.


                                    PART II


Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

The Common Stock of the Company is traded on the NASDAQ National Market under the symbol "ATGC." The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock (as reported by NASDAQ):

                  PERIOD                           HIGH                LOW
                  ------                           ----                ---
May 7, 1998 to June 30, 1998                        10                 7 1/4
Third Quarter 1998                                 8 7/8                 5
Fourth Quarter 1998                                8 1/2               4 5/8

As of February 28, 1999, there were over 1,400 holders of record of the Company's Common Stock. The Company has never declared or paid a cash dividend on its Common Stock and is at present restricted from paying any such dividends by the terms of its existing line of credit facility. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying dividends in the foreseeable future.

Item 6.  Selected Consolidated Financial Data (In Thousands, Except Per Share
         Data)

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                            Years Ended December 31,
                                                             -----------------------------------------------------
                                                                 1998         1997      1996      1995      1994
                                                             -----------    --------   -------  --------  --------
Statement of Operations Data (1):
Revenue..................................................       $35,900    $19,107   $18,235   $16,070   $11,723
Cost of revenue..........................................        19,816     11,172    11,082     9,659     7,194
                                                                -------    -------   -------   -------   -------
Gross profit.............................................        16,084      7,935     7,153     6,411     4,529
Sales, general and administrative expenses...............         7,952      7,020     6,656     6,202     4,876
                                                                -------    -------   -------   -------   -------
Operating income (loss)..................................         8,132        915       497       209      (347)
Interest income (expense), net...........................           173         58        13      (141)      (19)
                                                                -------    -------   -------   -------   -------
Income (loss) before income taxes........................         8,305        973       510        68      (366)
Income tax expense (benefit).............................         3,156        (45)        2         2        (2)
                                                                -------    -------   -------   -------   -------
Net income (loss)........................................       $ 5,149    $ 1,018   $   508   $    66   $  (364)
                                                                =======    =======   =======   =======   =======
Net income per share (2)
  Basic..................................................       $  0.40    $  0.09
  Diluted................................................       $  0.38    $  0.08
Weighted average shares outstanding (2)
  Basic..................................................        12,975     11,516
  Diluted................................................        13,698     12,284

                                                                                    December 31,
                                                             -----------------------------------------------------
                                                                 1998         1997      1996      1995      1994
                                                             -----------    --------   -------  --------  --------
Balance Sheet Data: (1)
Working capital..........................................       $ 1,645    $  (151)  $ 4,333   $ 3,903   $ 2,359
Total assets.............................................        79,569     37,227    26,976    21,182    15,699
Total long-term debt.....................................        11,246      6,202     2,930     4,080     4,007
Mandatorily redeemable preferred stock...................           ---     19,416    16,319     9,403     5,444
Total shareholder's equity...............................        40,745        296       630       890     1,491

-----------------------------------
(1) See Note 3 of Notes to Consolidated Financial Statements for a discussion of the acquisition of significant assets and businesses. The acquisition was completed on December 1, 1998.
(2) See Note 2 of Notes to Consolidated Financial Statements--Computation of Net Income Per Share. Historic net income (loss) per share and net income
     (loss) available to common shareholders have not been presented in Statement of Operations Data since such amounts are not deemed meaningful due to the automatic conversion immediately prior to the closing of the initial public offering of the Company's Common Stock in May 1998 of all shares of preferred stock issued by the Company and ATG Richland Corporation, a subsidiary of the Company. Historic net income (loss) per share for the fiscal years ended December 31, 1994, 1995, 1996 and 1997 was $(0.10), $(0.10), $(0.10) and $(0.06), respectively. Net income (loss)
     available to common shareholders for the fiscal years ended December 31, 1994, 1995, 1996 and 1997 was $(730), $(770), $(780) and $(451),
     respectively.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

  Overview

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

     The U.S. government represented approximately 55%, 71% and 77% of the Company's total revenue for the years 1998, 1997 and 1996, respectively. Revenue from commercial entities, primarily nuclear power plants, industrial concerns and medical and research institutions has increased in recent years and is expected to represent an increasing portion of the Company's business. Revenue from waste treatment processing is generally recognized upon the substantial completion of the waste treatment process. Field engineering services are provided under fixed price, cost plus or unit price contracts. Revenue from fixed price and cost plus contracts is recognized utilizing the percentage of completion method of accounting; revenue from unit price contracts is recognized as the units are processed and completed. Revenue also includes non-refundable fees received under the terms of technology transfer agreements.

     Gross profit percentages reflect the mix of the Company's business, which varies from time to time. Gross profit margins are generally higher for technology transfer agreements involving up-front, non-refundable, licensing fees payable to the Company, and due to the extensive expertise the Company has developed in this area, when the Company is processing radioactive waste, while margins on nonradioactive waste projects generally are lower. The Company has focused a significant portion of its business on SAFGLAS vitrification of LLRW in 1998 and intends to focus on its newly acquired Tennessee business interests and LLMW processing in 1999. During 1997 the Company entered into two technology transfer agreements with licensees in selected Asian territories and intends to continue to seek additional such licensing arrangements as appropriate opportunities arise.

     The Company operates its fixed facilities under regulation of, and licenses and permits issued by, various federal, state and local agencies. There can be no assurance as to the successful outcome of any pending licensing and permitting efforts. The licensing and permitting process is subject to regulatory approval, time delays, community opposition and potentially stricter governmental regulation. The Company's inability to obtain licenses or permits on a timely basis, delays or changes in facility construction programs or the cancellation of pending projects could have a material adverse effect on the Company's financial position and results of operations.

     The Company has historically relied upon the integration of proven technologies with the Company's know-how and processes, and has not incurred significant levels of research and development spending. Most of the research and development activities conducted to date have related to the design and construction of its fixed operating facilities, particularly in connection with the SAFGLAS system. The Company anticipates that its research and development efforts will continue to be moderate and that the costs associated with future research and development will not be material to the Company's results of operations.

     The Company increasingly pursues multi-year and longer term contracts as a method of achieving more predictable revenue, more consistent utilization of equipment and personnel, and greater leverage of sales and marketing costs. The Company currently focuses on large, multi-year site-specific and term contracts in the areas of LLRW and LLMW treatment, environmental restoration and D&D, and has in recent years been awarded a number of large government term contracts which, in most cases, require several years to complete. These government term contracts are subject to cancellation, delay or modification at the sole option of the government at any time, to annual funding limitations and public sector budget constraints and, in many cases, to actual delivery orders being released. Such projects, which may create an opportunity for the Company to realize margins higher than on other types of contracts, also impose heightened risks of loss if, for example, actual costs are higher than those estimated at the time of bid. A loss on one or more of such larger contracts could have a material adverse effect on the Company's financial condition and results of operations. In addition, failure to obtain, or delay in obtaining, targeted large, multi-year contracts could result in significantly less revenue to the Company than anticipated.

  Results of Operations

     The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

                                                                  Years Ended December 31,
                                                        --------------------------------------------
                                                              1998            1997          1996
                                                        ----------------  -------------  -----------
Revenue............................................           100.0%         100.0%         100.0%
Cost of revenue....................................            55.2           58.5           60.8
                                                              -----          -----          -----
Gross profit.......................................            44.8           41.5           39.2
Sales, general and administrative expenses.........            22.2           36.7           36.5
                                                              -----          -----          -----
Operating income...................................            22.6            4.8            2.7
Interest income , net..............................             0.5            0.3            0.1
(Provision) benefit for income taxes...............            (8.8)           0.2             --
                                                              -----          -----          -----
Net income.........................................            14.3%           5.3%           2.8%
                                                              =====          =====          =====

Comparison of Years Ended December 31, 1998 and 1997

     Revenue. Revenue for 1998 was $35.9 million, an increase of $16.8 million, or 87.9%, compared to $19.1 million in 1997. The growth in revenue is principally due to the increasing commercial utilization of the Company's SAFGLAS thermal treatment system. The SAFGLAS system began treating customer waste streams in late 1997 and there has been a steady increase in the volume being processed. At the end of 1997, the Company had general service agreements in place with only four nuclear power reactors, a key target customer for the SAFGLAS technology. By the fourth quarter of 1998, customer service agreements were in place with over 50 nuclear power reactors. With the acquisition of new business lines in Oak Ridge, Tennessee, the number of such reactors utilizing at least one of the Company's technologies has increased to over 90 at December 31, 1998. In addition to the increase in waste for thermal treatment utilizing SAFGLAS, these same customers are sending the Company increasing volumes of waste to be treated through non-thermal means.

     In addition to SAFGLAS related revenue increases, the Company's revenue from field engineering services grew by approximately 30% as a result of several large awards from DOD and DOE customers. One contract with the U.S. Air Force accounted for 14% of the Company's total revenue in the year ended December 31, 1998. Finally, approximately 7% of the revenue for 1998 resulted from the new business acquired for the processing of IER waste streams.

     Gross Profit. Gross profit for 1998 was $16.1 million, an increase of $8.1 million, or 102.7%, compared to $7.9 million for 1997. Gross profit as a percentage of revenue increased to 44.8% in 1998 compared to 41.5% in 1997. Gross profit percentages reflect the various mixes of the Company's business services from time to time. Gross profit margins are generally higher, reflecting its extensive expertise and operating efficiencies, when the Company is processing radioactive waste, while margins on non-radioactive waste projects generally are lower. The fixed facility operations, such as SAFGLAS, have a larger percentage of fixed costs versus variable costs, so increases in utilization, such as occurred in 1998, favorably impact gross profit realized.

     Sales, General and Administrative Expenses. Sales, general and administrative expenses (including stock-based compensation expense) were $8.0 million for 1998, an increase of $0.9 million, or 13.3%, compared to $7.0 million in 1997. Sales, general and administrative expenses were 22.2% of revenue in 1998, compared to 36.7% of revenue in 1997. The increase in spending from year to year reflects the growth in the Company's operations, addition of sales personnel and the increased costs of being a public company, offset by increased absorption of indirect engineering and operating overhead. The overall decrease as a percentage of revenue is attributable to the Company's effort to maintain a level of costs that does not increase at the same rate as revenue. Sales, general and administrative expenses include indirect engineering and operating overhead, depreciation and amortization, and expenses to support the domestic sales and marketing activities and the financial and administrative functions of the Company.

     Interest Income and Interest Expense. Interest income was $188,000 in 1998, compared to $58,000 in 1997. The increase in interest income is directly related to the investment of the proceeds from the Company's initial public offering completed in May 1998. Interest expense was nil in 1998 as the result of the Company capitalizing approximately $1.0 million of interest on construction in progress in accordance with generally accepted accounting principles.

     Provision for Income Taxes. In 1998, the Company provided for income taxes at a combined federal and state effective tax rate of 38%. In prior years the Company realized the benefit of net operating loss carry forwards. All net operating loss carry forwards were fully recognized by the end of 1997.

Comparison of Years Ended December 31, 1997 and 1996

  Revenue. Revenue for 1997 was $19.1 million, an increase of $0.9 million, or 4.8%, compared to $18.2 million in 1996. The growth in revenue resulted from a change in mix of the business services and the receipt of fees for technology transfer agreements. Revenue from waste treatment services was $9.6 million in 1997 compared to $8.9 million in 1996. Revenue from field engineering services was $9.5 million in 1997 compared to $9.3 million in 1996. During 1997 the Company entered into two technology transfer agreements (with total 1997 revenue of approximately $2.0 million derived from up-front, non-refundable, licensing fees) that provided for the transfer of rights to the processes and technology of the Company on an exclusive basis in selected Asian territories. Revenue from various agencies of the U.S. government accounted for approximately 71% and 77% of total revenue in 1997 and 1996, respectively. One contract with an agency of the U.S. government accounted for approximately 21% of the Company's total revenue for 1997. Two contracts with agencies of the U.S. government accounted for 12.5% and 12%, respectively, of the Company's total revenue for 1996.

  Gross Profit. Gross profit for 1997 was $7.9 million, an increase of $0.7 million, or 10.9%, compared to $7.2 million for 1996. Gross profit as a percentage of revenue increased to 41.5% in 1997 compared to 39.2% in 1996. Gross profit percentages reflect the various mixes of the Company's business services from time to time. Gross profit in 1997 includes the effect of the technology transfer licensing fee revenue. Gross profit margins are generally higher for technology transfer agreements and, due to the extensive expertise the Company has developed in this area, when the Company is processing radioactive waste, while margins on nonradioactive waste projects are generally lower.

  Sales, General and Administrative Expenses. Sales, general and administrative expenses (including stock-based compensation expense) were $7.0 million for 1997, an increase of $0.3 million, or 5.5%, compared to $6.7 million in 1996. Sales, general and administrative expenses were 36.7% of revenue in 1997 compared to 36.5% of revenue in 1996. The overall increase as a percentage of revenue is attributable to the Company's hiring in 1997 of senior management personnel to support the Company's future growth.

  Interest Income and Interest Expense. Interest income was $58,000 in 1997 compared to $142,000 in 1996. The decrease in interest income is attributable to a lower overall average of cash available for investment in 1997. In 1996 the Company sold $5.9 million of preferred stock and invested the net proceeds in interest bearing accounts until they were needed for capital expenditures and working capital. In 1997 the Company sold $1.7 million in additional preferred stock. Interest expense was nil in 1997 as the result of the Company capitalizing $891,000 of interest on construction in progress in accordance with generally accepted accounting principles. Interest expense in 1996 was $129,000, which was net of $446,000 of interest capitalized on construction in progress.

Liquidity and Capital Resources

     In May 1998, the Company completed an initial public offering of 1,900,000 shares of common stock and in June 1998, sold an additional 285,000 shares of common stock at $8.50 per share. The net proceeds of the offering were approximately $15.7 million. Approximately $4.0 million of the proceeds were used to pay off bank lines of credit. The balance of the proceeds have been used to acquire property and equipment.

     Total cash and cash equivalents were $3.8 million at December 31, 1998, an increase of $1.2 million from December 31, 1997. The working capital of the Company was approximately $1.6 million at December 31, 1998, an increase of $1.8 million from December 31, 1997. The increases are attributable to the proceeds of the initial public offering and cash flow from operations, net of cash used for acquisition of property and equipment.

     Significant outlays of cash have been needed to acquire property and equipment and to secure or expand regulatory licenses, permits and approvals, primarily for the Company's fixed facilities operations in Richland, Washington and, in December 1998, for the acquisition of the MMT Assets. Property and equipment acquisitions totaled $5.0 million, $7.8 million and $4.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the Company used approximately $10.7 million of cash to acquire the MMT Assets. The Company anticipates spending in excess of $20 million to construct a mixed waste treatment facility beginning in 1999. The Company has already invested approximately $4 million in the design and permitting of this facility. The Company has applied and been approved for the issuance of an industrial development bond in the State of Washington to finance this construction. The bond is expected to qualify as a tax exempt bond and the offering is expected to be completed in the second quarter of 1999.

     The Company has a bank line of credit that provides for $9.5 million of available borrowings, including a $3.0 million sub-limit for letters of credit. Borrowings under this credit agreement were $6.8 million at December 31, 1998, bear interest equal to the bank's reference rate (7.75% at December 31, 1998) and are collateralized by accounts receivable, inventory and equipment.

     The Company utilized a significant amount of cash and line of credit borrowings to finance the acquisition of the MMT Assets. The Company plans to re-finance this acquisition with term notes at current market rates for long term financing. The Company believes that its current cash and cash equivalents, together with its credit facility, cash generated from operations, and re-financing of the MMT Assets will be sufficient to meet the Company's working capital requirements for the next 12 months. Depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its future working capital or capital expenditure needs and it will require additional equity or debt financing to construct its mixed waste facility. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company.

Year 2000 Impact

     The year 2000 (Y2K) computer issue relates to computer software that utilizes a two-digit field versus a four-digit field for the calendar year identification. Unless corrected, some computer programs and the systems that are dependent upon these programs may be unable to function properly after December 31, 1999. An uncorrected condition could subject the Company to potentially significant legal liabilities, although the Company currently has no reason to believe that these consequences are likely to ensue.

     The Company is not highly dependent on internal computer systems, and does not, as a general matter, interact electronically with its customers or suppliers. The Company has been reviewing and is continuing to review and update its existing software programs and interfaces for Y2K compliance. Substantially all of the Company's software is provided by third party suppliers and the Company has been upgrading to Y2K compliant versions of this software. To date the costs for upgrading to Y2K compliant systems has been less than $100,000 and the costs to complete this effort are expected to be less than an additional $100,000. The final upgrades are currently expected to be implemented in the second quarter of 1999 and undergo testing thereafter. The Company believes that, as a result of these measures, its systems will be substantially compliant by the year 2000. If there continue to be deficiencies after testing, the Company believes it will be able to conduct its business without significant interruption using already compliant systems.

     The Company has been surveying and is continuing to survey its major service providers as to their Y2K readiness. Responses to date indicate substantial compliance by such providers with ongoing programs in effect.

     The cost associated with upgrading internal systems to more current versions of vendor supplied software have not been material to date. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to Y2K compliance issues. Since the Y2K updating is still ongoing, the full range of potential complications and the full potential impact of the Y2K issue on the Company's business, operations and financial condition is not known at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company considered the provisions of Financial Reporting Release No. 48 "Disclosure about Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no derivative financial or commodity instruments at December 31, 1998. The Company's line of credit has an interest rate based on the bank's reference rate that may fluctuate over time based on changes in the economic environment. The company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. An effective increase or decrease of 10% in such interest rates would not have a material adverse effect on the Company's results of operations.

Item 8.  Consolidated Financial Statements And Supplementary Data

See pages 31 through 48.


Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

                                    PART III

Item 10. Directors And Executive Officers Of The Registrant

  The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

                Name                     Age                                 Position
                ----                     ---                                 --------
     Doreen M. Chiu..................     45      Chairman of the Board, President and Chief Executive Officer
     Frank Y. Chiu...................     45      Executive Vice-President and Director
     William M. Hewitt...............     52      President--Waste Management Services and Director
     Steven J. Guerrettaz............     53      Chief Financial Officer and Director
     Fred Feizollahi.................     53      Vice-President--Technology and Engineering
     Eric C. Su......................     38      Vice-President--Marketing and Planning

  Doreen M. Chiu has served as President, Chief Executive Officer and Chairman of the Board since joining the Company in 1984. Prior to joining the Company, Ms. Chiu owned her own certified public accounting firm. Ms. Chiu is a California CPA and holds a Bachelor of Arts degree in Business Administration from the University of Wisconsin. Ms. Chiu is the wife of Frank Chiu.

  Frank Y. Chiu joined the Company in 1980 as Financial Controller, became Vice-President and a director of the Company in 1984, and became Executive Vice-President in 1992. Mr. Chiu holds a Bachelor of Arts degree in Business Administration and a Master's degree in Business Administration from the University of Wisconsin. Mr. Chiu is the husband of Doreen Chiu.

  William M. Hewitt joined the Company in April 1997 as President--Waste Management Services. Mr. Hewitt has over 26 years of domestic and international professional management experience, primarily in the waste minimization and environmental fields. From 1994 until joining the Company, Mr. Hewitt was the President of Hewitt Management Services, Inc., a consulting firm providing strategic planning and other business advice in the areas of pollution prevention, waste minimization and strategic environmental management. During this period, Mr. Hewitt also served as a Group President of Philip Environmental Services Companies, in which capacity he designed and implemented the strategic, organizational and marketing approach for integrating that group of companies. From 1990 to 1994, he held a number of positions with companies in the WMX Technologies Affiliates group, including Vice-President, Strategic Planning, of Rust International, Inc. from 1993 to 1994, and President of Rust Federal Environmental Services (formerly CWM FES) from 1991 to 1993. Mr. Hewitt holds a Bachelor of Science degree in Chemical Engineering from the University of Rhode Island and a Master of Science degree in Mechanical/Nuclear Engineering from Catholic University of America.

  Steven J. Guerrettaz has served as Chief Financial Officer since joining the Company in December 1997. From May 1994 until joining the Company, Mr. Guerrettaz was the Vice President--Finance of Thermatrix Inc., a publicly traded supplier of flameless thermal oxidation equipment for the thermal treatment of volatile organic compounds and hazardous air pollutants. From 1988 to 1994, Mr. Guerrettaz was the Vice President Regional Controller for Chemical Waste Management, Inc. Mr. Guerrettaz is a former audit partner of Arthur Andersen LLP. He is a California CPA and holds a Bachelor of Science degree in accounting from San Jose State University.

  Fred Feizollahi joined the Company in 1995 as Director of Technology and Engineering, and since 1995 has been Vice-President--Technology and Engineering. Mr. Feizollahi has over 27 years of experience in radioactive and hazardous waste remediation and management, decontamination and decommissioning, and the design and operation of waste treatment equipment and technologies. Prior to joining the Company, he worked as a Senior Project Manager for Morrison Knudsen from 1991 to 1995 and as a Staff Engineer/Project Engineer for Bechtel Power Corporation from 1981 to 1991. Mr. Feizollahi, who holds a Bachelor of Science degree in Mechanical Engineering from the University of Maryland, is a registered California Professional Engineer.

  Eric C. Su has served as Vice-President--Marketing and Planning since 1995. Mr. Su joined the Company in 1993 as Director of Business Development. Prior to joining the Company, he acted as a sales and marketing consultant for a number of companies, including the Company, from 1990 to 1993. From 1987 to 1990, Mr. Su held various marketing positions with General Electric Company. Prior thereto, he held positions in sales and marketing with W.R. Grace and Company from 1984 to 1987, and in process engineering with E.I. DuPont de Nemours and Company from 1982 to 1984. Mr. Su holds a Bachelor of Science degree in Chemical Engineering from Arizona State University.

  Information concerning the Company's Directors and compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held on June 2, 1999, which is intended to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1998.

Items 11, 12 and 13.

The information called for by Part III (Items, 11, 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held on June 2, 1999, which is intended to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of ATG Inc. and Subsidiaries:

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of ATG Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                 PRICEWATERHOUSECOOPERS LLP


San Jose, California
February 26, 1999

                                   ATG INC.
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)

                                                                                             December 31,
                                                                                             ------------
                                                                                          1998           1997
                                                                                          ----           ----
                                    ASSETS
Current assets:
       Cash and cash equivalents..................................................       $ 3,789       $ 2,586
       Accounts receivable, net of allowance for doubtful
            accounts of $305 at December 31, 1998 and
            $119 at December 31, 1997.............................................        22,561         5,935
       Prepayments and other current assets.......................................         2,096         2,174
                                                                                         -------       -------
           Total current assets...................................................        28,446        10,695
Property and equipment, net.......................................................        42,988        22,104
Other assets......................................................................         8,135         4,428
                                                                                         -------       -------
                 Total assets.....................................................      $ 79,569      $ 37,227
                                                                                        ========      ========

                                  LIABILITIES
Current liabilities:
       Short term borrowings......................................................       $ 6,750       $ 3,996
       Current portion of long term debt and capitalized leases...................         4,733         1,380
       Accounts payable...........................................................         6,096         3,246
       Accrued liabilities........................................................         9,222           944
       Payable to related parties.................................................            --         1,280
                                                                                         -------       -------
                 Total current liabilities........................................        26,801        10,846
Long term debt and capitalized leases, net of current portion.....................        11,246         6,202
Deferred income taxes.............................................................           777           467
                                                                                         -------       -------
                 Total liabilities................................................        38,824        17,515
                                                                                         -------       -------

Commitments and contingencies (Note 12)
Mandatorily Redeemable Preferred Stock:
       Series A and ATG Richland Series A and B, no par value
       Authorized: 6,000,000 shares at December 31, 1997
       Issued and outstanding 3,029,291 shares at
       December 31, 1997..........................................................            --        19,416
                                                                                         -------       -------

                            SHAREHOLDERS' EQUITY
Common Stock, no par value:
       Authorized: 20,000,000 shares.  Issued and outstanding:
       13,851,709 shares and 7,532,301 shares at December 31,
       1998 and 1997, respectively................................................        41,517         6,337
Deferred compensation.............................................................          (152)         (272)
Accumulated deficit...............................................................          (620)       (5,769)
                                                                                         -------       -------
                 Total common stock, deferred compensation and
                 accumulated deficit..............................................        40,745           296
                                                                                         -------       -------
                 Total liabilities and shareholders' equity.......................       $79,569       $37,227
                                                                                         =======       =======



  The accompanying notes are an integral part of these consolidated financial statements.

                                   ATG INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)


                                                                            For the Years Ended December 31,
                                                                            --------------------------------
                                                                            1998          1997          1996
                                                                            ----          ----          ----
Revenue..........................................................        $ 35,900       $ 19,107      $ 18,235
Cost of revenue..................................................          19,816         11,172        11,082
                                                                         --------       --------      --------
        Gross profit.............................................          16,084          7,935         7,153
Sales, general and administrative expenses.......................           7,832          6,903         6,487
Stock based compensation expense.................................             120            117           169
                                                                         --------       --------      --------
        Operating income.........................................           8,132            915           497
                                                                         --------       --------      --------
Interest income (expense):
    Interest income..............................................             188             58           142
    Interest expense.............................................             (15)            --          (129)
                                                                         --------       --------      --------
        Interest income, net.....................................             173             58            13
                                                                         --------       --------      --------
Income before income taxes.......................................           8,305            973           510
Provision (benefit) for income taxes.............................           3,156            (45)            2
                                                                         --------       --------      --------
        Net income...............................................           5,149          1,018           508
Accretion of mandatorily redeemable preferred stock..............              --         (1,469)       (1,288)
                                                                         --------       --------      --------
Net income (loss) available to common shareholders...............        $  5,149       $   (451)     $   (780)
                                                                         ========       ========      ========
Net income (loss) per share
    Basic........................................................        $   0.40       $  (0.06)     $  (0.10)
    Diluted......................................................        $   0.38       $  (0.06)     $  (0.10)

Shares used in calculating net income (loss)
per share
    Basic........................................................          12,975          7,532         7,532
    Diluted......................................................          13,698          7,532         7,532


 The accompanying notes are an integral part of these consolidated financial statements.

                                  ATG INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (amounts in thousands)



                                                                                                               Total common
                                                                                                             stock, deferred
                                                        Common Stock                                           compensation
                                                        ------------            Deferred      Accumulated    and accumulated
                                                   Shares          Amount     Compensation      Deficit           deficit
                                                   ------          ------     ------------    -----------    ----------------
Balance, January 1, 1996.....................       7,439          $ 5,598       $ (169)        $ (4,538)        $   891
     Issuance of common stock................          93              350           --               --             350
     Accretion on redeemable preferred
       stock.................................          --               --           --           (1,288)         (1,288)
     Amortized deferred compensation.........          --               --          169               --             169
     Net income..............................          --               --           --              508             508
                                                  -------          -------       ------         --------         -------
Balance, December 31, 1996...................       7,532            5,948           --           (5,318)            630
     Accretion on redeemable preferred
       stock.................................          --               --           --           (1,469)         (1,469)
     Stock based compensation................          --              389         (389)              --              --
     Amortized deferred compensation.........          --               --          117               --             117
     Net income..............................          --               --           --            1,018           1,018
                                                  -------          -------       ------         --------         -------
Balance, December 31, 1997...................       7,532            6,337         (272)          (5,769)            296
     Conversion of redeemable preferred
       stock.................................       3,984           19,416           --               --          19,416
     Issuance of common stock, on initial
       public offering, net of expenses......       2,185           15,658           --               --          15,658
     Exercise of stock options...............         147               83           --               --              83
     Issuance of common stock under
       Employee Stock Purchase Plan..........           4               23           --               --              23
     Amortized deferred compensation.........          --               --          120               --             120
     Net income..............................          --               --           --            5,149           5,149
                                                  -------          -------       ------         --------         -------
Balance, December 31, 1998...................      13,852          $41,517       $ (152)        $   (620)        $40,745
                                                  =======          =======       ======         ========         =======

 The accompanying notes are an integral part of these consolidated financial statements.

                                   ATG INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (amounts in thousands)

                                                                          For the Years Ended December 31,
                                                                          ---------------------------------
                                                                          1998           1997          1996
                                                                          ----           ----          ----
Cash flows from operating activities:
  Net income....................................................        $  5,149        $ 1,018      $   508
  Adjustments to reconcile net income with cash
      flow from operations:
    Depreciation and amortization...............................             824            746          671
    Provision for doubtful accounts.............................             210             73            6
    Compensation expense for shares issued and
       options granted..........................................             120            117          169
    Income tax benefit..........................................              --            (45)          --
    Change in current assets and liabilities:
         Accounts receivable....................................         (16,836)           899          534
         Prepayments and other current assets...................              78           (140)         230
         Other assets...........................................              --             --          290
         Accounts payable and accrued liabilities...............          11,128          1,085          455
         Deferred income taxes..................................             310           (230)          --
                                                                        --------        -------      -------
           Net cash provided by
           operating activities.................................             983          3,523        2,863
                                                                        --------        -------      -------
Cash flows from investing activities:
  Property and equipment acquisitions...........................          (5,015)        (3,505)      (4,647)
  Acquisition of MMT assets.....................................         (10,731)            --           --
  Other assets..................................................          (3,763)        (3,710)         (23)
                                                                        --------        -------      -------
    Net cash used in investing activities.......................         (19,509)        (7,215)      (4,670)
                                                                        --------        -------      -------
Cash flows from financing activities:
  Loans from (payments to) related parties......................          (1,280)         1,177          (61)
  Repayment of capital leases...................................          (1,226)          (461)        (735)
  Borrowing (Repayment) of long term debt, net..................           3,717           (196)        (216)
  Short term borrowings, net of repayments......................           2,754          1,160           48
  Proceeds from issuance of preferred stock, net................              --          1,629        5,627
  Proceeds from issuance of common stock, net...................          15,764             --           --
                                                                        --------        -------      -------
    Net cash provided by financing activities...................          19,729          3,309        4,663
                                                                        --------        -------      -------
Increase (decrease) in cash and cash equivalents................           1,203           (383)       2,856
Cash and cash equivalents, beginning of period..................           2,586          2,969          113
                                                                        --------        -------      -------
Cash and cash equivalents, end of period........................        $  3,789        $ 2,586      $ 2,969
                                                                        ========        =======      =======
Supplemental Disclosures, of non cash investing and
  financing activities:
    Income taxes paid...........................................        $     64        $     2      $     2
                                                                        ========        =======      =======
    Interest paid, net of interest capitalized..................        $     15        $    --      $   622
                                                                        ========        =======      =======
    Acquisition of equipment with capital lease financing.......        $    906        $ 4,256      $    --
                                                                        ========        =======      =======
    Acquisition of MMT assets with long term debt...............        $  5,000        $    --      $    --
                                                                        ========        =======      =======
    Compensation expense for shares issued and options
      granted...................................................        $    120        $   117      $   169
                                                                        ========        =======      =======
    Conversion of notes payable to common stock.................        $     --        $    --      $   350
                                                                        ========        =======      =======
    Reclassification of machinery and equipment to
      inventory.................................................        $   (475)       $    --      $    --
                                                                        ========        =======      =======
    Conversion of redeemable prefered stock.....................        $ 19,416        $    --      $    --
                                                                        ========        =======      =======


 The accompanying notes are an integral part of these consolidated financial statements.

                                  ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (all dollar amounts in thousands, except per share data)

                            --------------------


1.  Formation and Business of the Company

  ATG Inc. (the "Company" or "ATG") provides technical personnel and specialized services and products primarily to the U.S. government and the nuclear power industry throughout the United States. Services principally consist of compaction, reduction, decontamination, vitrification and disposal of low-level dry active nuclear and other hazardous waste, dewatering and thermal treatment of ion exchange resins and site remediation and construction projects.

  In May 1998, the Company completed an initial public offering of 1,900,000 shares of common stock and, in June 1998, sold an additional 285,000 shares of common stock at $8.50 per share. Total proceeds to the Company, net of underwriting discounts and other direct expenses, were approximately $15.7 million.

2. Summary of Significant Accounting Policies

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ATG Richland Corporation ("ATG Richland") and ATG Nuclear Services LLC ("ATG Nuclear") and its majority owned subsidiary, ATG Catalytics LLC ("ATG Catalytics"). All significant intercompany balances and transactions have been eliminated.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates include assessing the collectibility of accounts receivable, contracts in process and the recoverability of self-constructed assets and provisions for contingencies. Actual results could materially differ from the Company's estimates.

 Revenue Recognition

  Revenue includes fees for waste processing services and technology license fees. Revenue under cost plus fixed fee and fixed unit price contracts mainly relating to site remediation is recorded as costs are incurred or units are completed and includes estimated fees earned according to the terms of the contracts. Revenue from U.S. government contracts includes estimates of reimbursable overhead and general administrative expenses, which are subject to final determination by the U.S. federal government upon project completion. Revisions to costs and income resulting from contract settlements, which are due to differences between actual and budgeted performance, are recognized in the period in which the revisions are determined. Revenue from waste processing is generally recognized upon the substantial completion of the waste treatment process. Revenue from licensing or technology transfer agreements is recognized when received unless there are future commitments, in which case the revenues are recognized over the term of the agreement. Revenues of $1,975 were recognized pursuant to technology transfer agreements in 1997. Losses on contracts are charged to cost of revenue as soon as such losses become known.

                                  ATG INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (all dollar amounts in thousands, except per share data)

                            --------------------

Change orders are modifications of an original contract that effectively change the provisions of the contract. They may be initiated by either the Company or the customer. Claims for additional contract revenue resulting from change orders are recognized if it is probable that the claims will result in additional revenue and the amount can be reliably estimated. Change order work may be performed prior to approval of the change order by the customer.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

 Property and Equipment

  Property and equipment are stated at cost and are depreciated on the straight-line basis over the estimated useful lives of the assets, which range from three
to forty years.   Cost includes expenditures for major improvements and
replacements and the net amount of interest costs related to qualifying construction projects. Expenditures for major renewals and betterments are capitalized and expenditures for maintenance and repair expenses are charged to expense as incurred. The Company's policy is to regularly review the carrying amount of specialized assets and to evaluate the remaining life and recoverability of such equipment in light of current market conditions.

  Risks and Uncertainties

  The Company operates its fixed facilities under regulations of, and permits issued by, various state and federal agencies. The Company, typically, is in the process of seeking new permits, renewals and/or expansion permits. There can be no assurance of the successful outcome of any permitting efforts. The permitting process is subject to regulatory approval, time delays, local opposition and potentially stricter governmental regulation. Substantial losses which would have a material adverse effect on the Company's consolidated financial position, could be incurred by the Company in the event a permit is not granted, if facility construction programs are delayed or changed, or if projects are otherwise abandonded. The Company reviews the status of permitting projects on a periodic basis to assess realizability of related asset values. As of December 31, 1998, management believes that assets which could currently be affected by permitting efforts are recoverable at their recorded values.

  The market for the Company's services is substantially dependent on state and federal legislation and regulations. The availability of new contracts depends significantly on government authorities. In order to build or retain its market share the Company must continue to successfully compete for new government and private sector contracts.

 Income Taxes

  The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the

                                  ATG INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (all dollar amounts in thousands, except per share data)

                            --------------------

differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Concentration of Credit Risk

  The majority of the Company's cash, cash equivalents and short-term investments are held with major banks in the United States. The Company's customers consist mainly of agencies of the U.S. government and large U.S. companies. The Company performs ongoing credit evaluation of its customers' financial condition. As of December 31, 1998, agencies of the U.S. government represented 51% of accounts receivable and 55% of total revenue for the year then ended. As of December 31, 1997, agencies of the U.S. government represented 47% of accounts receivable and 71% of total revenue for the year then ended. As of December 31, 1996, agencies of the U.S. government represented 70% of accounts receivable and 77% of total revenue for the year then ended. The Company generally does not require collateral.

Computation of  Net Income Per Share

  Basic income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options for all periods.

 Reclassifications

  Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation.

3.  Acquisition of MMT Assets

  Effective December 1, 1998, the Company, through its wholly-owned subsidiary, ATG Nuclear, and through its 90% owned subsidiary, ATG Catalytics, acquired certain assets and business lines from the trustee ("Seller") for debtors of Molten Metal Technologies, Inc. or its affiliates, under Chapter 11 of the United States Bankruptcy Code (the "MMT Assets").

  The assets acquired by ATG Nuclear include substantially all of the assets, contracts, licenses and permits associated with the Seller's wet waste business based in Oak Ridge, Tennessee, and a facility in Columbia, South Carolina. The assets acquired by ATG Catalytics include substantially all of the assets, contracts, licenses and permits associated with the Seller's catalytic extraction processing business conducted substantially in Oak Ridge, Tennessee.

                                  ATG INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (all dollar amounts in thousands, except per share data)

                            --------------------

  The total purchase price of the MMT assets and business lines acquired was approximately $15.7 million. The purchase price was allocated as follows: property and equipment - $15.4 million; accounts receivable - $2.8 million; restricted cash and other assets - $2.7 million; accrued liabilities - $5.2 million. The Company paid $10.5 million in cash at closing, agreed to pay $1.0 million in cash one year from closing and agreed to make future payments of 5% of the earnings before interest, taxes, depreciation and amortization of ATG Catalytics, but not less than $800 annually for five years (minimum total of $4.0 million).

  The transaction has been accounted for as a purchase and accordingly, results of operations include the operations of the new businesses since the date of acquisition. The purchase price has been allocated to the assets acquired and will be amortized over the lives of those assets. There was no goodwill recorded in the transaction. The Company is unable to provide pro forma financial information as of the filing of this annual report on Form 10-K. An amended Form 10-K will be filed when such information becomes available.

4.  Accounts Receivable

                                                                                 December 31,
                                                                        ------------------------------
                                                                             1998            1997
                                                                        ---------------  -------------
U.S. Government:
     Amounts billed...........................................               $ 8,483         $3,142
     Amounts unbilled.........................................                 3,037            845
                                                                             -------         ------
          Total U.S. Government...............................                11,520          3,987
                                                                             -------         ------
Commercial customers:
     Amounts billed...........................................                 9,008          2,067
     Amounts unbilled.........................................                 2,338             --
                                                                             -------         ------
          Total commercial....................................                11,346          2,067
                                                                             -------         ------
     Total accounts receivable................................                22,866          6,054
Less: allowances for doubtful accounts........................                  (305)          (119)
                                                                             -------         ------
                                                                             $22,561         $5,935
                                                                             =======         ======

  Recoverable costs and accrued profit on progress completed but not billed on U.S. government contracts is based on estimates of reimbursable overhead and general and administrative expenses calculated in accordance with contractually determined methods of calculation. These amounts are subject to final determination by the U.S. federal government after the contracts have been completed. As such, the actual recoverable amounts on these contracts may differ from these estimates. The U.S. federal government has reviewed and approved reimbursable expenses for contracts in progress through 1995.

5.  Restricted Investments

  The Company owns several certificates of deposit, Treasury bills and bonds, which are collateral for performance bonds. The certificates of deposit, which are included in intangible and other assets, have an aggregate value of $223 at December 31, 1998 and $210 at December 31, 1997, respectively, bear interest at 5.1% per annum, and have an original maturity of twelve months. The Treasury bills, which are included in intangible and other assets, have an aggregate value of $254 at December 31, 1998 and 1997, bear interest at 5.8% and have an original maturity

                                  ATG INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (all dollar amounts in thousands, except per share data)

                            --------------------

of twelve months. The bonds, which are included in prepayments and other current assets, have an aggregate value of $477 and $959 at December 31, 1998 and December 31, 1997, respectively, and have an original maturity of between one and five years.

6.  Property and Equipment

                                                                                 December 31,
                                                                        ------------------------------
                                                                             1998            1997
                                                                        --------------  --------------
Land..................................................................      $ 2,310         $   761
Buildings and improvements............................................       21,205           2,848
Machinery and equipment...............................................       14,876           5,183
Office furniture and equipment........................................        1,470           1,427
                                                                            -------         -------
Property and equipment at cost........................................       39,861          10,219
Less: accumulated depreciation and amortization.......................       (3,072)         (2,840)
                                                                            -------         -------
                                                                             36,789           7,379
Construction-in-progress...............................................       6,199          14,725
                                                                            -------         -------
                                                                            $42,988         $22,104
                                                                            =======         =======

  Property and equipment costs include capitalized labor and overhead, including interest costs related to the construction of buildings, building improvements and equipment. Capitalized interest costs totaled $1,027, $891 and $446 in 1998, 1997 and 1996, respectively. All property and equipment serve as collateral to notes payable agreements to banks and other creditors.

  As of December 31, 1998 and 1997, machinery and equipment included assets acquired under capital leases with a capitalized cost of $6,876 and $7,256, respectively. Related accumulated amortization totaled $333 and $498 in 1998 and 1997, respectively.

7.  Accrued Liabilities

    Accrued liabilities at December 31, 1998 and 1997 consisted of:

                                                                                 December 31,
                                                                        ------------------------------
                                                                             1998            1997
                                                                        --------------  --------------
Income taxes payable..................................................      $ 2,647         $     -
Legacy waste..........................................................        2,788               -
Other.................................................................        3,787             944
                                                                            -------         -------
                                                                            $ 9,222         $   944
                                                                            =======         =======

  The legacy waste accrual arose out of the purchase of the assets and businesses described in Note 3--Acquisition of Tennessee Assets.

8.   Payable to Related Parties

  The Company had a payable to its Chairman and Chief Executive Officer of $1,280 at December 31, 1997. The amount was repaid in 1998.

                                  ATG INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (all dollar amounts in thousands, except per share data)

                            --------------------

  The Company has a payable to a former Director of $225 at December 31, 1998 and 1997. The amount is repayable on July 1, 2000 and is non-interest bearing. The amount is included in long term debt.

9.   Short-Term Borrowings

  Under a line of credit facility with a bank, the Company may borrow up to $9,500. Borrowings under this credit agreement were $6,750 at December 31, 1998, bear interest equal to the bank's reference rate (7.75% at December 31, 1998) and are collateralized by accounts receivable, inventory and equipment. Borrowings under the credit agreement were $3,996 as of December 31, 1997, and bore interest at prime plus 0.50% (9.0% at December 31, 1997). The facility agreement expires June 30,1999.

  The credit agreement requires the Company to comply with certain covenants including capital asset acquisition limits, limits on additional debt, minimum levels of tangible net worth, dividend payment restrictions and maintenance of certain financial ratios. At December 31, 1998 and at various dates throughout the year the Company was in violation of certain covenants. The Company has obtained waivers in respect of these violations as of December 31, 1998.

10.   Long Term Debt

  Long term debt consists of mortgage debt, notes payable and equipment notes payable. The mortgage debt bears interest at 9.5%, matures in 2001, and is collateralized by certain of the Company's buildings. The notes payable bear interest at annual rates between 8% and 10%, mature between 1999 and 2005, and are collateralized by certain of the Company's equipment. Equipment notes bear interest at annual rates between 0.9% and 9.6%, mature between 1999 and 2002, and are collateralized by specific equipment.

  Future minimum principal payments are as follows as of December 31, 1998:

                                                        Mortgage       Notes       Equipment     Total Long
                                                          Debt        Payable        Notes        Term Debt
                                                      ------------  ------------  ------------  -------------
1999................................................      $  159       $ 3,374        $   26        $ 3,559
2000................................................         128         2,186            19          2,333
2001................................................       1,341         2,162             3          3,506
2002................................................          --           826             2            828
2003................................................          --           828            --            828
Thereafter..........................................          --            77            --             77
                                                          ------        ------        ------        -------
                                                           1,628         9,453            50         11,131
Less: current portion...............................         159         3,374            26          3,559
                                                          ------        ------        ------        -------
                                                          $1,469        $6,079        $   24        $ 7,572
                                                          ======        ======        ======        =======

                                  ATG INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (all dollar amounts in thousands, except per share data)

                            --------------------

11.   Capital Lease Obligations

  As of December 31, 1998, future minimum lease payments under non-cancelable capital leases are as follows:

1999.........................................................................................     $1,623
2000.........................................................................................      1,540
2001.........................................................................................      1,203
2002.........................................................................................        998
2003.........................................................................................        619
                                                                                                  ------
Total minimum lease payments.................................................................      5,983
Less amount representing interest............................................................      1,135
                                                                                                  ------
Present value of future minimum lease payments...............................................      4,848
Less: current portion........................................................................      1,174
                                                                                                  ------
Total capital lease obligations, net of current portion......................................     $3,674
                                                                                                  ======


12.  Commitments and Contingencies

  In March 1998, two civil suits were filed against the Company and a Company subcontractor, among other persons, in connection with a contract under which the Company acted as prime contractor and the subcontractor acted as subcontractor to "surface clear" expended ordnance from a U.S. Army firing range at Fort Irwin, California. The suits arise out of an explosion which occurred in March 1997 on the premises of a scrap metal dealer which had in the past purchased military scrap metal from a number of military facilities, including Fort Irwin. One employee of the scrap metal dealer died in the accident, and three other persons have alleged physical injuries and emotional distress arising from this incident. One of the suits alleges wrongful death, seeking general damages of $3,000, special damages of $110, and exemplary damages of $5,000. In the other suit, the three persons alleging physical injuries and emotional distress are seeking general damages in the aggregate amount of $800, while reserving the right to seek punitive damages in the aggregate amount of $1,500. The Company has tendered the claims to its insurance carrier, and the insurance carrier has accepted defense of these claims. In addition, the Company intends to seek indemnification from its subcontractor for the full amount of costs, damages, and liabilities, if any, incurred by the Company as a results of these suits.

  The aforementioned claims are in various stages of discovery. Management believes that all claims asserted against the Company in each of the suits are without legal merit. If the Company were to be found liable in the aforementioned suits and the amount awarded exceeded available insurance limits and amounts recoverable from its subcontractors, it could have a material adverse effect on the Company's financial condition and results of operations.

  From time to time the Company is a party to litigation or administrative proceedings relating to claims arising from its operations in the normal course of business. Management of the Company, on the advice of counsel, believes that the ultimate resolution of litigation currently pending against the Company is unlikely, either individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or results of operations.

                                  ATG INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (all dollar amounts in thousands, except per share data)

                            --------------------

13.  Stock Based Compensation Plans


  1994 Stock Option Plan ("1994 Plan")

  A total of 909,878 shares of common stock have been reserved for issuance under the 1994 Plan. Options granted under the 1994 Plan generally expire ten years from the date of grant. During 1998, the Company adopted new stock plans (see below); accordingly, the Company does not plan to issue further options to purchase common stock under the 1994 Plan.


  1998 Stock Ownership Incentive Plan ("Incentive Plan")

  A total of 500,000 shares of common stock have been reserved for issuance under the Incentive Plan. The Board of Directors may grant incentive stock options or non-statutory stock options to employees at 100% of the fair market value of the stock on the date of grant. Vesting terms are to be determined by the Board of Directors (typically three years) and options generally expire ten years from the date of grant.


  1998 Non-Employee Directors' Stock Option Plan ("Directors' Plan")

  A total of 200,000 shares of common stock has been reserved for issuance under the Directors' Plan. The Directors' Plan provides for an automatic grant of options to purchase 20,000 shares of common stock upon the date such person becomes a non-employee director. Twenty-five percent of the shares subject to the option are immediately vested and twenty-five percent vest each year thereafter. The exercise price of the options granted under the Directors' Plan must equal or exceed the fair market value of the Common Stock on the date of grant. All grants expire ten years from the date of grant.


  1998 Consultants and Advisors Stock Option Plan ("Consultants Plan")

  A total of 200,000 shares of common stock has been reserved for issuance under the Consultants Plan. The Consultants Plan is administered by the Board of Directors who may grant options to purchase common stock to consultants and advisors to the Company at prices and upon terms as determined by the Board.

                                  ATG INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (all dollar amounts in thousands, except per share data)

                            --------------------

  The following option activity occurred in all stock option plans in the three years ended December 31, 1998:

                                                                                                           Weighted
                                                      Options                                              Average
                                                     Available          Outstanding         Exercise       Exercise
                                                     for Grant            Options            Price          Price
                                                 -----------------    ---------------     -----------    -----------
Balance, January 1, 1996.......................         630,000           440,000         $0.01-$7.50        $2.08
    Granted....................................         (76,000)           76,000         $      0.10        $0.10
                                                       --------         ---------
Balance, December 31, 1996.....................         554,000           516,000         $0.01-$7.50        $1.79
    Granted....................................        (554,000)          554,000         $1.00-$5.00        $2.10
                                                       --------         ---------
Balance, December 31, 1997.....................               -         1,070,000         $0.01-$7.50        $1.95
    Authorized.................................         900,000                 -
    Granted....................................        (607,500)          607,500         $5.00-$8.56        $6.55
    Exercised..................................               -          (147,122)        $0.01-$1.00        $0.23
    Terminated.................................               -           (13,000)        $0.01-$5.00        $0.62
    Cancelled..................................         143,500          (143,500)        $8.50-$8.56        $8.54
                                                       --------         ---------
Balance, December 31, 1998                              436,000         1,373,878         $0.01-$8.50        $3.49
                                                       ========         =========

  As of December 31, 1998, options to purchase 419,457 shares of Common Stock at $0.01 to $8.50 per share were fully vested and exercisable under the Plans. During August 1998, the Company cancelled options granted to employees to acquire 125,500 shares of Common Stock with prices ranging from $8.50 to $8.56 and issued new options to acquire the same number of shares at a price of $6.375.

  In connection with the grant of options for the purchase of 554,000 shares of Common Stock to employees during the period from January 1, 1997 through December 31, 1997, the Company recorded aggregate deferred compensation expense of approximately $389 representing the difference between the deemed fair value of the Common Stock and the option exercise price at date of grant. Such deferred compensation will be amortized over the vesting period relating to these options, of which $120 and $117 has been amortized during the years ended December 31, 1998 and 1997, respectively, and is included in the statement of operations within the caption "Stock-based compensation expense".

                                  ATG INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (all dollar amounts in thousands, except per share data)

                            --------------------

  Stock Compensation

  Effective January 1, 1996 the Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The Company, however, applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation. Determination of compensation cost for stock-based compensation based on the fair value at the grant date for awards consistent with provisions of SFAS No. 123 would not result in a significant difference from the reported net income for the periods presented.

                                                                                 December 31,
                                                         ---------------------------------------------------------
                                                               1998               1997                1996
                                                         ----------------  ------------------  -------------------
Net income.............................................        $5,149            $ 1,018             $   508
Accretion on mandatorily redeemable preferred stock....           ---             (1,469)             (1,288)
                                                               ------            -------             -------
Net income (loss) available to common shareholders.....         5,149               (451)               (780)
Net income (loss) FAS 123 adjusted.....................         4,917               (593)               (780)
Earnings per share  as reported:
  Basic................................................          0.40              (0.06)              (0.10)
  Diluted..............................................          0.38              (0.06)              (0.10)
Earnings per share-FAS 123 adjusted:
  Basic................................................          0.38              (0.08)              (0.10)
  Diluted..............................................          0.36              (0.08)              (0.10)

  The fair value of each option grant under the Plans is estimated on the date of the grant using the Black-Scholes option-pricing model with weighted average risk free interest rates of 4.89%, 6.47%, and 6.16% at December 31, 1998, 1997 and 1996, respectively, and an expected life of 5 years, no dividends and 0% volatility in 1997 and 1996 and an expected life of 2.6 years, no dividends and
67.4 % volatility in 1998. The weighted average fair value at date of grant of the options granted during the years ended December 31, 1998 and 1997 was $3.17 and $2.80, respectively.

  The following table summarizes the stock options outstanding at December 31, 1998:

                                   Options Outstanding                  Options Exercisable
                               ---------------------------    ---------------------------------------
                                                                                            Weighted
                                  Weighted                                                   Average
                                  Average         Weighted                       Weighted      Fair
Range of                         Remaining        Average                        Average     Value at
Exercise            Number      Contractual       Exercise          Number       Exercise     Date of
Prices           Outstanding        Life            Price         Exercisable      Price       Grant
---------       -------------   ------------    ------------    --------------  ----------   ---------
$0.01               55,000          4.5             $0.01            45,000        $0.01       $0.01
$0.10              205,500          6.9             $0.10           136,355        $0.10       $0.10
$1.00              369,878          8.0             $1.00            41,644        $1.00       $2.00
$5.00-$6.50        581,500          9.3             $5.37           161,458        $5.11       $5.37
$6.75-$8.50        162,000          7.4             $7.86            35,000        $7.93       $7.86

                                  ATG INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (all dollar amounts in thousands, except per share data)

                            --------------------


  Employee Stock Purchase Plan ("Purchase Plan")

  A total of 200,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the Company's common stock on the first or last day of each six-month offering period. The first offering period ended on October 31, 1998, whereupon 3,691 shares were purchased under the plan. The next offering period ends April 30, 1999.

14.   Mandatorily Redeemable Preferred Stock

  ATG issued 900,000 shares of Series A Preferred Stock in 1994 at $5.00 per share. ATG Richland issued 860,000 shares of Series A Preferred Stock in 1995 at $5.00 per share and 990,355 and 278,936 shares of Series B Preferred Stock in 1996 and 1997, respectively, at $6.00 per share. All outstanding shares of the mandatorily redeemable preferred stock were automatically converted into 3,983,595 shares of common stock on the effective date of the Company's initial public offering.

15.   Common Stock Warrants

  Warrants to purchase 190,000 shares of Common Stock were granted upon the completion of the Company's initial public stock offering. These warrants become exercisable in May 1999 and expire in May 2003. The warrant exercise price is $10.20 per share.

16.   Income Taxes

  The components of income tax expense (benefit) are approximately as follows:


                                                                                    December 31,
                                                               ----------------------------------------------------
                                                                     1998              1997                1996
                                                                 ------------       -----------        ------------
Current
     Federal...................................................        $2,439            $(383)            $  __
     State.....................................................           406              158                 2
Deferred:
     Federal...................................................           304              214                __
     State.....................................................             7              (34)               __
                                                               --------------     ------------       -----------
       Total...................................................        $3,156            $ (45)            $   2
                                                               ==============     ============       ===========

                                  ATG INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (all dollar amounts in thousands, except per share data)

                            --------------------

  The Company's effective tax rate differs from the U.S. federal statutory tax rate, as follows:


                                                                                    December 31,
                                                               ----------------------------------------------------
                                                                  1998                  1997                1996
                                                                  ----                  ----                ----
Income tax provision at statutory rate.........................    34.0%                 34.0%             34.0%
State taxes, net of federal tax effect.........................     3.3                   1.6               0.1
Non-deductible items...........................................     0.4                   3.2               0.5
Net operating loss benefit.....................................      __                 (48.3)            (29.5)
Other..........................................................     0.3                   4.9              (4.8)
                                                                -------               -------           -------
Effective tax rate.............................................    38.0%                 (4.6)%             0.3%
                                                                =======               =======           =======

   Components of the deferred income tax balance are as follows:


                                                                                    December 31,
                                                               ----------------------------------------------------
                                                                  1998                  1997                1996
                                                                  ----                  ----                ----

Deferred tax assets
 Net operating loss carryforwards.............................. $    __               $   308            $   569
 Accrued expenses..............................................     183                   245                 34
 Tax credits...................................................      __                   120                100
 Other.........................................................      __                    24                 17
                                                                -------               -------            -------
    Deferred tax assets........................................ $   183               $   697            $   720
                                                                =======               =======            =======

Deferred tax liabilities
    Depreciation and amortization.............................. $   473               $   467            $   310
                                                                =======               =======            =======
Valuation allowance............................................      __                    __               (410)
                                                                -------               -------            -------
Net deferred tax asset (liability)............................. $  (290)              $   230            $    __
                                                                =======               =======            =======

                                  ATG INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (all dollar amounts in thousands, except per share data)

                            --------------------


17.   Earnings per Share (EPS)

  In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                                                    For the Years Ended December 31,
                                                            ------------------------------------------------
                                                               1998               1997               1996
                                                            -----------       ------------       ------------
Numerator - Basic and Diluted EPS
     Net income...........................................      $ 5,149           $ 1,018            $   508
     Accretion on mandatorily redeemable
     preferred stock......................................          __             (1,469)            (1,288)
                                                          -------------     -------------      -------------
     Net income (loss) available to
     common shareholders..................................      $ 5,149           $  (451)           $  (780)
                                                          =============     =============      =============
Denominator - Basic EPS
     Common shares outstanding............................       12,975             7,532              7,532
                                                          -------------     -------------      -------------

Basic earnings (loss) per share...........................      $  0.40           $ (0.06)           $ (0.10)
                                                          =============     =============      =============

Denominator - Diluted EPS
Denominator - Basic EPS...................................       12,975             7,532              7,532
     Effect of Dilutive Securities
     Common stock options.................................          723                __                 __
                                                          -------------     -------------      -------------
                                                                 13,698             7,532              7,532
                                                          -------------     -------------      -------------
Diluted earnings (loss) per share.........................      $  0.38           $ (0.06)           $ (0.10)
                                                          =============     =============      =============

  Options and warrants to purchase 352,000 shares of Common Stock at exercise prices in excess of the average market price of the Company's Common Stock were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

18.   Employee Retirement Plan

  The Company maintains a Qualified Retirement Plan (401(k) Plan) which covers substantially all employees. Eligible employees may contribute up to 15% of their annual compensation, as defined, to this plan. The Company may also make a discretionary contribution. To date the Company has not made contributions to the 401(k) Plan.

19.   Business Segments

  Effective December 31, 1998, the Company adopted SFAS No. 131, " Disclosures about Segments of an Enterprise and Related Information." Statement 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to shareholders.

  ATG manages its operations within two business segments: waste processing, conducted by its Fixed Facilities Group (FFG); and field services, conducted by its Field Engineering Group (FEG). FFG processes customer waste utilizing the Company's thermal and non-thermal technologies. FEG performs remediation, construction or various engineering services for customers under long-term contracts.

  Prior to 1998, the Company evaluated its operations as one business unit. Thermal processing of large volumes of waste began in 1998 and the Company commenced evaluating its business as two business segments in the fourth quarter of the year. The Company segregates revenue and gross profit by business segment. Selling, general and administrative expenses are not allocated to the business segments. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

  Information about business segments in 1998:

                                FFG          FEG         OTHER        TOTAL
                               -------      ------       -----       -------
  Revenue                     $ 18,889    $ 17,011         -       $ 35,900
  Gross profit                  11,082       5,002         -         16,084
  Sales, General and
     Administrative expenses                                          7,832
  Stock-based compensation                                              120
  Interest income, net                                                  173
  Provision for income taxes                                          3,156
                                                                    -------
        Net income                                                 $  5,149
                                                                    =======
  Segment assets                42,030         650       3,380     $ 46,060
                                                                    =======
  Expenditures for long -
     lived assets               21,490          40         120     $ 21,650
                                                                    =======

  Substantially all of the segment revenues in 1998 were from customers in North America, denominated in U.S.dollars.

                                    PART IV


  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     1. Financial Statements. The following Consolidated Financial Statements of ATG Inc. and Report of Independent Accountants are filed as part of this report:



                                                                                                Page
                                                                                                ----
Report of Independent Accountants.......................................................         31
Consolidated Balance Sheets--As of December 31, 1997 and 1998...........................         32
Consolidated Statements of Operations--For the Three Years Ended
December 31, 1998........................................................................        33
Consolidated Statements of Shareholders' Equity--For the Three Years Ended
  December 31, 1998......................................................................        34
Consolidated Statements of Cash Flows--For the Three Years Ended
December 31, 1998........................................................................        35
Notes to Consolidated Financial Statements...............................................        36-48

2. Financial Statement Schedules. For years ended December 31, 1998,
   1997 and 1996:

Schedule II.  Valuation and Qualifying Accounts..........................................        50


  All other schedules are omitted because they are not applicable or the required information has been included in the consolidated financial statements or notes thereto.

3.  Exhibits

         2.1    Final bankruptcy court bid dated November 13, 1998**
         2.2 Form of letter agreement dated December 1, 1998 among the purchasers and the Trustee**
         3.1    Articles of Incorporation of the Company*
         3.2    Bylaws of the Company*
         3.3    Certificate of Amendment of Articles of Incorporation*
         4.1    Specimen Common Stock Certificate*
         9.1    Voting Trust Agreement*
        10.1 Assumption Agreement, dated September 2, 1992, between the Company, as transferee, Tippett-Richardson, as transferor, and Confederation Life Insurance Company, as lender*
        10.2 Deed of Trust (Non-Construction) & Assignment of Rents, dated September 18, 1997, between the Company, as trustor, First Bancorp, as trustee, and Sanwa Bank California, as beneficiary*
        10.3 Deed of Trust, dated August 5, 1993, between the Company and ATG Richland, collectively as trustor, Chicago Title Insurance Company, as trustee, and West One Bank, as beneficiary*
        10.4 Term Loan Agreement, dated September 18, 1997, between the Company and Sanwa Bank California*
        10.5 Letter from the Company to Steve Guerrettaz, dated December 2, 1997, regarding terms of employment*
        10.6 Letter from the Company to Fred Feizollahi, dated February 20, 1995, regarding terms of employment*
        10.7 Consultant Agreement, dated as of July 1, 1992, between the Company and Edward Vinecour*
        10.8 Non-Competition Agreement, dated as of July 1, 1992, between the Company and Edward Vinecour*
        10.9 Collective Bargaining Agreement between the Company and the International Union of Operating Engineers No. 280*
        10.10   Form of Stock Purchase Agreement*
        10.11 Continuing Guaranty, dated as of April 19, 1996, provided by Doreen Chiu in favor of Sanwa Bank*
        10.12 Continuing Guaranty, dated as of April 19, 1996, provided by Frank Chiu in favor of Sanwa Bank*
        10.13 Continuing Guaranty, dated as of May 20, 1997, provided by Doreen Chiu in favor of Safeco Credit Company, Inc.*
        10.14 Continuing Guaranty, dated as of May 20, 1997, provided by Frank Chiu in favor of Safeco Credit Company, Inc.*
        10.15 Small Business Administration (SBA) Guaranty, dated August 6, 1993, provided by Doreen Chiu and Frank Chiu in favor of West One Bank*
        10.16   Guaranty Agreement, dated September 1, 1994, provided by Doreen
                Chiu and Frank Chiu in favor of Great Western Leasing*
        10.17   Guaranty, dated January 13, 1994, provided by Doreen Chiu and
                Frank Chiu in favor of The CIT Group/Equipment Financing Inc.*
        10.18 Guaranty of Commercial Lease Agreement, dated December 20, 1994, provided by Doreen Chiu and Frank Chiu in favor of California Thrift & Loan*
        10.19 Contract No. MGK-SBB-A26602, dated September 5, 1997, awarded to the Company by Waste Management Federal Services of Hanford, Inc.*
        10.20 Purchase Order No. MW6-SBV-357079, dated November 3, 1995, issued to the Company by Westinghouse Hanford Company*
        10.21 Contract No. DE-AC06-95RL13129, dated January 4, 1995, among the U.S. Department of Energy, as the procuring agency, the U.S. Small Business Administration, as contractor, and the Company, as subcontractor*
        10.22 Gasification Vitrification Chamber Purchase and License Agreement, dated August 1997, between the Company and Integrated Environmental Technologies, LLC*
        10.23 Purchase Agreement between the Company and Integrated Environmental Technologies, LLC*
        10.24 Technology Transfer Purchase and Royalty Fee Agreement, dated September 30, 1997, between the Company and Regent Star Ltd.*
        10.25 Technology Transfer and Purchase Agreement, dated June 28, 1997, between the Company and Pacific Trading Company*
        10.26 Contract No. DACW05-98-C-0001, dated September 24, 1997, awarded to the Company by the U.S. Army Corps of Engineers, Sacremento District*
        10.27 Contract No. DAKF04-92-D-0007, dated February 8, 1991, among the Fort Irwin Directorate of Contracting, as the procuring agency, the U.S. Small Business Administration, as contractor, and the Company, as subcontractor*
        10.28 Promissory Note, dated December 31, 1997, provided by the Company to Doreen M. Chiu*
        10.29   1998 Stock Ownership Incentive Plan*
        10.30   Employee Stock Purchase Plan*
        10.31   1998 Non-Employee Directors Stock Option Plan*
        10.32 Letter of Credit Agreement, dated March 6, 1998, between the Company and Sanwa Bank California*
        10.33   Continuing Guaranty, dated as of March 6, 1998, provided by
                Doreen M. Chiu in favor of Sanwa Bank California*
        10.34   Continuing Guaranty, dated as of March 6, 1998, provided by
                Frank Y. Chiu in favor of Sanwa Bank California*
        10.35 Indemnity Agreement, dated August 12, 1992, made and entered into by Doreen M. Chiu, Frank Y. Chiu, the Company and National Safety Consultants, Inc. in favor of ACTSTAR Insurance Company*
        10.36 Continuing Agreement of Idemnity--Contractors' Form, dated March 19, 1998, made and entered into by Doreen M. Chiu, Frank Y. Chiu and the Company for the benefit of Reliance Insurance Company, United Pacific Insurance Company, Reliance National Indemnity Company and Reliance Surety Company*
        10.37 Purchase Order, dated February 10, 1996, issued by the Company to ToxGon Corporation*
        10.38   Amendments to Letter of Credit Agreement***
        10.39   Line of Credit Agreement***
        10.40   Amendment to Line of Credit Agreement
        10.41   Term Loan Agreement  Sanwa Bank California
        10.42   ATG Catalytics L.L.C. Operating Agreement
        21.1    List of Subsidiaries of Registrant
        23.1    Consent of PricewaterhouseCoopers LLP
        27.1    Financial Data Schedule
-----------------------
(*) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-46107) which became effective May 6, 1998.

(**) Incorporated by reference to exhibits filed with the Registrant's Form 8-K dated December 1, 1998

(***) Incorporated by reference to exhibits filed with the Registrant's Form 10-Q for the quarter ended June 30, 1998.

(b)  Reports on Form 8-K

  A report on Form 8-K, dated December 1, 1998, was filed during the last quarter of 1998, covering the acquisition of certain assets and business lines from the trustee for debtors in bankruptcy. The assets and business lines were formerly owned by Molten Metal Technologies, Inc.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of ATG Inc., and its Subsidiaries:

        In connection with our audits of the consolidated financial statements of ATG Inc. and its subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in Item 14(a) herein.

        In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                      PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 26, 1999


                                                                     Schedule II


                                   ATG INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------
                                 (in thousands)

                                                            Additions
                                            Balance at     Charged to                          Balance
                                           Beginning of     Costs and                         at End of
          Description                         Period        Expenses       Deductions(1)        Period
          -----------                      ------------    -----------     -------------      ----------
Year ended December 31,1996.............
  Allowance for doubtful accounts              $ 40           $  6            $    --             $ 46
Year ended December 31, 1997............
  Allowance for doubtful accounts              $ 46           $ 73            $    --             $119
Year ended December 31, 1998............
  Allowance for doubtful accounts              $119           $210             $  (24)            $305



----------------------
(1) Deductions represent accounts receivable amounts that were considered doubtful and previously reserved for that became uncollectible and were written off in the year.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ATG INC.

                                    By: /s/ Doreen M. Chiu
                                        ------------------
                                        Doreen M. Chiu
                                        Chairman of the Board
                                        President and CEO


Date:  March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          /s/ Doreen M. Chiu                  Chairman, President and Chief          March 31, 1999
----------------------------------------      Executive Officer
           Doreen M. Chiu

          /s/ Frank Y. Chiu                   Executive Vice-President               March 31, 1999
----------------------------------------      Director
           Frank Y. Chiu

          /s/ William M. Hewitt               President-Waste Mgmt. Services         March 31, 1999
----------------------------------------      Director
           William M. Hewitt

          /s/ Steven J. Guerrettaz            Chief Financial Officer                March 31, 1999
----------------------------------------      Director
           Steven J. Guerrettaz

           /s/ Earl E. Gjelde                 Director                               March 31, 1999
----------------------------------------
            Earl E. Gjelde

          /s/ Andrew C. Kadak                 Director                               March 31, 1999
----------------------------------------
           Andrew C. Kadak

                                EXHIBIT INDEX

         2.1    Final bankruptcy court bid dated November 13, 1998**
         2.2 Form of letter agreement dated December 1, 1998 among the purchasers and the Trustee**
         3.1    Articles of Incorporation of the Company*
         3.2    Bylaws of the Company*
         3.3    Certificate of Amendment of Articles of Incorporation*
         4.1    Specimen Common Stock Certificate*
         9.1    Voting Trust Agreement*
        10.1 Assumption Agreement, dated September 2, 1992, between the Company, as transferee, Tippett-Richardson, as transferor, and Confederation Life Insurance Company, as lender*
        10.2 Deed of Trust (Non-Construction) & Assignment of Rents, dated September 18, 1997, between the Company, as trustor, First Bancorp, as trustee, and Sanwa Bank California, as beneficiary*
        10.3 Deed of Trust, dated August 5, 1993, between the Company and ATG Richland, collectively as trustor, Chicago Title Insurance Company, as trustee, and West One Bank, as beneficiary*
        10.4 Term Loan Agreement, dated September 18, 1997, between the Company and Sanwa Bank California*
        10.5 Letter from the Company to Steve Guerrettaz, dated December 2, 1997, regarding terms of employment*
        10.6 Letter from the Company to Fred Feizollahi, dated February 20, 1995, regarding terms of employment*
        10.7 Consultant Agreement, dated as of July 1, 1992, between the Company and Edward Vinecour*
        10.8 Non-Competition Agreement, dated as of July 1, 1992, between the Company and Edward Vinecour*
        10.9 Collective Bargaining Agreement between the Company and the International Union of Operating Engineers No. 280*
        10.10   Form of Stock Purchase Agreement*
        10.11 Continuing Guaranty, dated as of April 19, 1996, provided by Doreen Chiu in favor of Sanwa Bank*
        10.12 Continuing Guaranty, dated as of April 19, 1996, provided by Frank Chiu in favor of Sanwa Bank*
        10.13 Continuing Guaranty, dated as of May 20, 1997, provided by Doreen Chiu in favor of Safeco Credit Company, Inc.*
        10.14 Continuing Guaranty, dated as of May 20, 1997, provided by Frank Chiu in favor of Safeco Credit Company, Inc.*
        10.15 Small Business Administration (SBA) Guaranty, dated August 6, 1993, provided by Doreen Chiu and Frank Chiu in favor of West One Bank*
        10.16   Guaranty Agreement, dated September 1, 1994, provided by Doreen
                Chiu and Frank Chiu in favor of Great Western Leasing*
        10.17   Guaranty, dated January 13, 1994, provided by Doreen Chiu and
                Frank Chiu in favor of The CIT Group/Equipment Financing Inc.*
        10.18 Guaranty of Commercial Lease Agreement, dated December 20, 1994, provided by Doreen Chiu and Frank Chiu in favor of California Thrift & Loan*
        10.19 Contract No. MGK-SBB-A26602, dated September 5, 1997, awarded to the Company by Waste Management Federal Services of Hanford, Inc.*
        10.20 Purchase Order No. MW6-SBV-357079, dated November 3, 1995, issued to the Company by Westinghouse Hanford Company*
        10.21 Contract No. DE-AC06-95RL13129, dated January 4, 1995, among the U.S. Department of Energy, as the procuring agency, the U.S. Small Business Administration, as contractor, and the Company, as subcontractor*
        10.22 Gasification Vitrification Chamber Purchase and License Agreement, dated August 1997, between the Company and Integrated Environmental Technologies, LLC*
        10.23 Purchase Agreement between the Company and Integrated Environmental Technologies, LLC*
        10.24 Technology Transfer Purchase and Royalty Fee Agreement, dated September 30, 1997, between the Company and Regent Star Ltd.*
        10.25 Technology Transfer and Purchase Agreement, dated June 28, 1997, between the Company and Pacific Trading Company*
        10.26 Contract No. DACW05-98-C-0001, dated September 24, 1997, awarded to the Company by the U.S. Army Corps of Engineers, Sacremento District*
        10.27 Contract No. DAKF04-92-D-0007, dated February 8, 1991, among the Fort Irwin Directorate of Contracting, as the procuring agency, the U.S. Small Business Administration, as contractor, and the Company, as subcontractor*
        10.28 Promissory Note, dated December 31, 1997, provided by the Company to Doreen M. Chiu*
        10.29   1998 Stock Ownership Incentive Plan*
        10.30   Employee Stock Purchase Plan*
        10.31   1998 Non-Employee Directors Stock Option Plan*
        10.32 Letter of Credit Agreement, dated March 6, 1998, between the Company and Sanwa Bank California*
        10.33   Continuing Guaranty, dated as of March 6, 1998, provided by
                Doreen M. Chiu in favor of Sanwa Bank California*
        10.34   Continuing Guaranty, dated as of March 6, 1998, provided by
                Frank Y. Chiu in favor of Sanwa Bank California*
        10.35 Indemnity Agreement, dated August 12, 1992, made and entered into by Doreen M. Chiu, Frank Y. Chiu, the Company and National Safety Consultants, Inc. in favor of ACTSTAR Insurance Company*
        10.36 Continuing Agreement of Idemnity--Contractors' Form, dated March 19, 1998, made and entered into by Doreen M. Chiu, Frank Y. Chiu and the Company for the benefit of Reliance Insurance Company, United Pacific Insurance Company, Reliance National Indemnity Company and Reliance Surety Company*
        10.37 Purchase Order, dated February 10, 1996, issued by the Company to ToxGon Corporation*
        10.38   Amendments to Letter of Credit Agreement***
        10.39   Line of Credit Agreement***
        10.40   Amendment to Line of Credit Agreement
        10.41   Term Loan Agreement-Sanwa Bank California
        10.42   ATG Catalytics L.L.C. Operating Agreement
        21.1    List of Subsidiaries of Registrant
        23.1    Consent of PricewaterhouseCoopers LLP
        27.1    Financial Data Schedule

--------------
(*) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-46107) which became effective May 6, 1998.
(**) Incorporated by reference to exhibits filed with Registrant's Form 8-K dated December 1, 1998.
(***) Incorporated by reference to exhibits filed with the Registrant's Form 10-Q for the quarter ended June 30, 1998.