Form 10-Q
period 1999-03-31
ATG INC
filed 1999-05-17
CIK 1054000

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______.

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

                              Yes         No  X
                                  ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                Outstanding at April 30, 1999
              -----                -----------------------------
    Common stock, no par value                14,047,221

                                  ATG INC.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The actual results of ATG Inc. (the "Company") could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Business Considerations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report on Form 10-Q and other documents and reports previously filed or hereafter filed by the Company from time to time with the Securities and Exchange Commission.

                               TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION                                    Page
                                                                      ----
Item 1.      Financial Statements ....................................  3

             Condensed Consolidated Balance Sheets....................  3

             Condensed Consolidated Statements of Operations..........  4

             Condensed Consolidated Statements of Cash Flows..........  5

             Notes to Condensed Consolidated Financial Statements.....  6

Item 2.      Management's Discussion And Analysis Of Financial
             Condition And Results Of Operations......................  8

Item 3.      Quantitative and Qualitative Disclosures about Market
             Risk .................................................... 17

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings ....................................... 17

Item 2.      Changes In Securities And Use Of Proceeds ............... 17

Item 3.      Defaults Upon Senior Securities ......................... 18

Item 4.      Submission Of Matters To A Vote Of Security Holders ..... 18

Item 5.      Other Information ....................................... 19

Item 6.      Exhibits and Reports on Form 8-K. ....................... 19

             SIGNATURE ............................................... 20

PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements

                                   ATG INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                               March 31,             December 31,
                                                                                  1999                  1998
                                                                             --------------          ------------
                                                                               (Unaudited)
Current assets:
   Cash and cash equivalents                                                   $    2,549             $    3,789
   Accounts receivable, net                                                        22,258                 22,561
   Prepayments and other current assets                                             3,621                  2,096
                                                                             --------------          ------------
       Total current assets                                                        28,428                 28,446

Property and equipment, net                                                        46,567                 42,988
Intangible and other assets, net                                                    7,748                  8,135
                                                                             --------------          ------------
       Total assets                                                            $   82,743             $   79,569
                                                                             ==============          ============

Current liabilities:
   Short-term borrowings                                                       $    9,440             $    6,750
   Current portion of long-term debt and capital leases                             5,131                  4,733
   Accounts payable                                                                 6,238                  6,096
   Accrued liabilities                                                              6,487                  9,222
                                                                             --------------          ------------
       Total current liabilities                                                   27,296                 26,801

Long-term debt and capitalized leases, net                                         12,312                 11,246
Deferred income taxes                                                                 777                    777
                                                                             --------------          ------------
       Total liabilities                                                           40,385                 38,824
                                                                             --------------          ------------

Common stock                                                                       41,991                 41,517
Deferred compensation                                                                (122)                  (152)
Retained earnings (deficit)                                                           489                   (620)
                                                                             --------------          ------------
       Total shareholders' equity                                                  42,358                 40,745
                                                                             --------------          ------------

       Total liabilities and shareholders' equity                              $   82,743             $   79,569
                                                                             ==============          ============

                                   ATG INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                               Three Months
                                                                              Ended March 31,
                                                                     --------------------------------
                                                                       1999                    1998
                                                                     --------                 -------
Revenue                                                              $ 12,944                 $ 5,495
Cost of revenue                                                         7,742                   2,630
                                                                     --------                 -------
   Gross profit                                                         5,202                   2,865

Sales, general & administrative expenses                                3,064                   1,697
Stock-based compensation expense                                           30                      30
                                                                     --------                 -------
   Operating income                                                     2,108                   1,138

Interest expense, net                                                    (258)                     (4)
                                                                     --------                 -------
   Income before provision for taxes                                    1,850                   1,134

Provision for income taxes                                                740                     464
                                                                     --------                 -------

Net income                                                           $  1,110                 $   670
                                                                     ========                 =======

Net income per share
   Basic                                                             $   0.08                 $  0.06
   Fully diluted                                                     $   0.08                 $  0.05

Weighted average shares
   Basic                                                               14,018                  11,516
   Fully diluted                                                       14,796                  12,284

                                  ATG INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                        Three Months Ended
                                                                                  ------------------------------
                                                                                  March 31,            March 31,
                                                                                     1999                 1998
                                                                                  ---------            ---------
Cash flows from operating activities:
   Net income                                                                     $   1,109            $     670
   Adjustments to reconcile net income
    with cash flow from operations:
       Depreciation and amortization                                                    539                  492
       Compensation expense for shares
        issued and options granted                                                       30                   30
       Change in current assets and liabilities:
           Accounts receivable                                                          303               (1,684)
           Prepayment and other current assets                                       (1,099)                (550)
           Accounts payable and accrued liabilities                                  (2,593)                 (36)
                                                                                  ---------            ---------
       Net cash used in operating activities                                         (1,711)              (1,078)
                                                                                  ---------            ---------
Cash flows from investing activities:
   Property and equipment acquisitions, net                                          (3,499)                (715)
   Other assets                                                                        (658)                (124)
                                                                                  ---------            ---------
       Net cash used in investing activities                                         (4,157)                (839)
                                                                                  ---------            ---------
Cash flows from financing activities:
   Borrowing (repayment) of long-term debt and capital leases                         1,464                 (362)
   Short-term borrowing, net of repayments                                            2,690                1,000
   Proceeds from issuance of common stock                                               474                    -
                                                                                  ---------            ---------
       Net cash provided by financing activities                                      4,628                  638
                                                                                  ---------            ---------
Decrease in cash and cash equivalents                                                (1,240)              (1,279)
Cash and cash equivalents, beginning of period                                        3,789                2,586
                                                                                  ---------            ---------
Cash and cash equivalents, end of period                                          $   2,549            $   1,307
                                                                                  =========            =========

Supplemental cash flow information
   Income taxes paid                                                              $   1,347            $      14
                                                                                  =========            =========
   Interest paid                                                                  $     483            $     277
                                                                                  =========            =========
   Acquisition of equipment with capital leases                                   $      -             $     906
                                                                                  =========            =========
   Reclassification of machinery and equipment to inventory                       $    (426)           $    (475)
                                                                                  =========            =========
   Reclassification of other assets to property and equipment                     $   1,045            $      -
                                                                                  =========            =========

                                   ATG INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31,1999
                                  (Unaudited)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the three months ended March 31, 1999 and 1998. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The results for the three months ended March 31, 1999 are not necessarily indicative of the results for the full fiscal year.

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

A reconciliation of the numerator and denominator of basic and diluted income per share is provided as follows (in thousands, except per share data):


                                                               Three Months
                                                              Ended March 31,
                                                        ---------------------------
                                                            1999          1998
                                                            ----          ----
Numerator - Basic and Diluted
   Income per share
 Net income                                                  $ 1,110        $   670
                                                             =======        =======

Denominator - Basic
 Common shares outstanding                                    14,018          7,532
 Conversion of mandatorily redeemable preferred stock             -           3,984
                                                              ______        -------
                                                              14,018         11,516
                                                             -------        -------
 Basic income per share                                      $  0.08        $  0.06
                                                             =======        =======

Denominator - Diluted
 Denominator - Basic                                          14,018         11,516
 Common stock options                                            778            768
                                                             -------        -------
                                                              14,796         12,284
                                                             -------        -------
 Diluted income per share                                    $  0.08        $  0.05
                                                             =======        =======


Diluted net income per share for the three months ended March 31, 1999, excludes options and warrants to acquire 263,500 shares of stock which were anti-dilutive.

3.  Business Segments

Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports.

The Company manages its operations within two business segments: waste processing, conducted by its Fixed Facilities Group (FFG); and field services, conducted by its Field Engineering Group (FEG). The Company commenced evaluating its business in these two segments in the fourth quarter of 1998. In the first quarter of 1999, revenues from FFG totaled $10.3 million at a gross profit of $4.8 million and revenues from FEG totaled $2.6 million at a gross profit of $0.4 million. Total fixed assets employed in the business segments at March 31, 1999 are: FFG - $46.14 million; FEG - $0.65 million; and other = $3.39 million.

                                   ATG INC.
Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1998 Annual Report on Form 10-K.

General

The Company is a radioactive and hazardous waste management company that offers comprehensive treatment solutions for low level radioactive waste (LLRW), low level mixed waste (LLMW) and other waste generated by the Department of Defense
(DOD), Department of Energy (DOE) and commercial entities such as nuclear power plants, medical facilities and research institutions. The Company principally derives its revenue from the waste treatment operations of its Fixed Facilities Group and the on-site remediation services of its Field Engineering Group. The Company focuses a significant portion of its business on SAFGLAS(TM) vitrification of LLRW and on its newly acquired business interests in Tennessee for treating ion exchange resins (IERs) and intends to focus increasingly on LLMW processing in 1999.

Waste processing revenue from commercial entities, primarily nuclear power plants, industrial concerns and medical and research institutions, has increased in recent years and is expected to represent an increasing portion of the Company's business. Revenue from waste treatment processing is generally recognized upon the substantial completion of the waste treatment process.
Field engineering services are provided under fixed price, cost plus or unit price contracts. Revenue from fixed price and cost plus contracts is recognized utilizing the percentage of completion method of accounting; revenue from unit price contracts is recognized as the units are processed and completed. Revenue may also include non-refundable fees received under the terms of technology transfer agreements.

The Company has historically relied upon the integration of proven technologies with the Company's know-how and processes, and has not incurred significant levels of research and development spending. Most of the research and development activities conducted to date have related to the design and construction of its fixed operating facilities, particularly in connection with the Company's SAFGLAS(TM) thermal treatment system. The Company anticipates that its research and development efforts will continue to be moderate and that the costs associated with future research and development will not be material to the Company's results of operations.

The Company increasingly pursues multi-year and longer term contracts as a method of achieving more predictable revenue, more consistent utilization of equipment and personnel, and greater leverage of sales and marketing costs. The Company currently focuses on large, multi-year site-specific and term contracts in the areas of LLRW and LLMW treatment, environmental restoration and decontamination and decommissioning of contaminated facilities, and has in recent years been awarded a number of large government term contracts which, in most cases, require several years to complete.

Results of Operations

Revenue and Net Income. Revenue for the first quarter of fiscal 1999 was $12.9 million, up 136% from the $5.5 million recorded in the comparable quarter in the prior year. The Company recorded net income of $1.1 million, or $0.08 per share fully diluted, in the first quarter of fiscal 1999, compared to net income of $670,000, or $0.05 per share fully diluted, in the first quarter of fiscal 1998.

The increase in revenue is principally attributable to new customers and service offerings resulting from the acquisition in December 1998 of assets and related businesses in Oak Ridge, Tennessee, and the increasing commercial utilization of the Company's SAFGLAS(TM) thermal treatment system. The new Tennessee operations have been combined with the Richland, WA waste processing operations to provide a broader range of customer service offerings. Customer waste needs are addressed and directed to the appropriate processing group to provide the most efficient and economical treatment of customer wastes.

Gross Profit. Gross profit for the first quarter of fiscal 1999 was $5.2 million or 40.2% of revenue, compared to $2.9 million or 52.1% of revenue in the comparable quarter in 1998. The decrease in the gross profit percentage from year to year is related to the varying mixes of business during these periods. Overall gross profit on waste processing services of approximately 47% in the first quarter of 1999 is lower than the approximately 58% recognized in the full year of 1998 primarily due to the acquisition of the Tennessee operations. The Company has devoted significant time and effort in the first quarter of 1999 to, and continues to be engaged in, the process of integrating these new business services and evaluating processes that affect cost of operations. The fixed facilities operations generally have a larger percentage of fixed costs versus variable costs, so increases in utilization favorably impact gross profit; however, the first quarter of the year has typically been the lowest revenue quarter of the year and thus margins will tend to be lower in the waste processing group in this quarter. Overall gross profit on field service projects was approximately 14% in the first quarter of 1999 which is lower than the approximately 29% recognized in the full year of 1998. The principal reason for the difference is the mix of projects and stage of completion across the respective periods.

Sales, General and Administrative Expenses. Sales, general and administrative expenses for the first quarter of fiscal 1999 were $3.1 million or 23.9% of revenue, compared to $1.7 million or 31.4% of revenue for the comparable period in 1998. The increases in spending from year to year reflect the growth in the Company's operations, addition of sales and administrative personnel related to the acquisition of the Tennessee operations and the increased costs of being a public company. The overall decrease in sales, general and administrative expenses as a percentage of revenue is attributable to the Company's effort to maintain a level of such costs that does not increase at the same rate as revenue.

Provision for Income Taxes. The Company provides for income taxes during interim periods at an estimated combined Federal and state annual rate to be expected for the full year. The actual rate for 1998 was approximately 38%. The Company is providing for income taxes in 1999 at a rate of 40% based on the estimated shift in state income taxes from 1998.

Liquidity and Capital Resources

Total cash and cash equivalents were $2.5 million at March 31, 1999, a decrease of $1.2 million from December 31, 1998. The working capital of the Company was approximately $1.1 million at March 31, 1999, a decrease of $0.5 million from December 31, 1998.

Significant outlays of cash have been needed to acquire property and equipment and to pay liabilities for Federal and state income taxes as well as for treatment and disposal of legacy wastes assumed in the acquisition of the Tennessee businesses. Property and equipment acquisitions totaled $3.5 million for the three months ended March 31, 1999. The Company anticipates spending in excess of $20 million to construct a mixed waste treatment facility beginning in 1999. The Company has already invested approximately $4.5 million in the design and permitting of this facility. The Company has been approved for an industrial development bond in the State of Washington in the amount of $25 million to finance this construction.

During the quarter ended March 31, 1999, the Company negotiated an expansion of its bank credit facility. The new credit facility provides a line of credit of $13.0 million and a letter of credit facility of $1.0 million. Borrowings, when made, bear interest at the prime rate, currently 7.75%. There was $9.4 million outstanding under this credit facility at March 31, 1999.

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

The Company is not highly dependent on internal computer systems and does not, as a general matter, interact electronically with its customers or suppliers. The Company has been reviewing and is continuing to review and update its existing software programs and interfaces for Y2K compliance. Substantially all of the Company's software is provided by third party suppliers and the Company has been upgrading to Y2K compliant versions of this software. To date the costs for upgrading to Y2K compliant systems has been less than $100,000 and the costs to complete this effort are expected to be less than an additional $100,000. The final upgrades are currently expected to be implemented in the third quarter of 1999 and undergo testing thereafter. The Company believes that, as a result of these measures, its systems will be substantially compliant by the year 2000. If there continue to be deficiencies after testing, the Company believes it will be able to conduct its business without significant interruption using already compliant systems.

The Company has been surveying and is continuing to survey its major service providers as to their Y2K readiness. Responses to date indicate substantial compliance by such providers with ongoing programs in effect.

The costs associated with upgrading internal systems to more current versions of vendor supplied software have not been material to date. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to Y2K compliance issues. Since the Y2K updating is still ongoing, the full range of potential complications and the full potential impact of the Y2K issue on the Company's business, operations and financial condition is not known at this time.

Certain Business Considerations

The Company's business is subject to the following risks and uncertainties, in addition to those described elsewhere.

Dependence on Government Licenses, Permits and Approvals

The radioactive and hazardous waste management industry is highly regulated.
The Company is required to have federal, state and local governmental licenses, permits and approvals for its waste treatment facilities and services. The Company is currently processing a permit application for its LLMW processing facility in Richland, WA. There can be no assurance as to the successful outcome of any pending application by the Company for any such license, permit or approval, and the Company's existing licenses, permits and approvals are subject to revocation or modification under a variety of circumstances. Failure to obtain timely, or to comply with the conditions of, applicable licenses, permits or approvals could adversely affect the Company's business, financial condition and results of operations. As its business expands and as it introduces new technologies or modifies existing technologies, the Company will be required to obtain additional operating licenses, permits or approvals. It may be required to obtain additional operating licenses, permits or approvals if new environmental legislation or regulations are enacted or promulgated or existing legislation or regulations are amended, re-interpreted or enforced differently than in the past. Any new requirements which raise compliance standards may require the Company to modify its waste treatment technologies to conform to more stringent regulatory requirements. There can be no assurance that the Company will be able to continue to comply with all of the environmental and other regulatory requirements applicable to its business.

No Assurance of Successful Development, Commercialization or Acceptance of Technologies

The Company is in the process of developing, refining and implementing its technologies for the treatment of LLRW, LLMW and other wastes. The Company's future growth will be dependent in part upon the acceptance and implementation of these technologies, particularly its recently developed vitrification technologies for the thermal treatment of LLRW and LLMW and its recently acquired technologies for treatment of ion exchange resin waste streams. There can be no assurance that successful development of all these technologies will occur in the near future, or even if successfully developed, that the Company will be able to successfully commercialize such technologies. The successful commercialization of the Company's vitrification technologies may depend in part on ongoing comparisons with other competing technologies and more traditional treatment, storage and disposal alternatives, as well as the continuing high cost and limited availability of commercial disposal options. There can be no assurance that the Company's vitrification and related technologies will prove to be commercially viable or cost-effective, or if commercially viable and cost-effective, that the Company will be successful in timely securing the requisite regulatory licenses, permits and approvals for such technologies or that such technologies will be selected for use in future waste treatment projects. The Company's LLMW thermal treatment contract with the DOE's-Hanford Reservation requires the Company to obtain all of the required licenses, permits and approvals for, and to build and place in operation, its LLMW treatment facility by

November 10, 2000. The Company's inability to develop, commercialize or secure the requisite licenses, permits and approvals for its waste treatment technologies on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Need for Additional Capital

The Company believes that it will need additional capital in order to implement its long-term business plan. In particular, the Company will need approximately $20 million to finance the construction of the LLMW facility in Richland, WA. The Company is currently considering tax exempt industrial bond financing for this facility. There can be no assurance that the Company will be successful in raising the requisite amount of capital when needed, or, that if successful, the terms of the financing will be favorable to the Company. If the Company is not successful in raising such additional capital, it will need to curtail or scale back its planned expansion, which could adversely affect the Company's business, financial condition and results of operations.

Seasonality and Fluctuation in Quarterly Results

The Company's revenue is dependent on its contract backlog and the timing and performance requirements of each contract. Revenue in the first and second quarters has historically been lower than in the third and fourth quarters, as the Company's customers have tended to ship waste during the months in which transportation is less likely to be adversely affected by weather conditions. The Company's revenue is also affected by the timing of its clients' planned remediation activities and need for waste treatment services, which generally increase during the third and fourth quarters. Due to this variation in demand, the Company's quarterly results fluctuate. Accordingly, specific quarterly or interim results should not be considered indicative of results to be expected for any future quarter or for the full year. Due to the foregoing factors, it is possible that in future quarters, the Company's operating results will not meet the expectations of securities analysts and investors. In such event, the price of the Company's common stock could be materially adversely affected.

Management of Growth

Since 1994, the Company has experienced significant growth, attributable in large part to an increase in the number and size of contracts awarded and the number of commercial nuclear utility power plants utilizing the Company's services. Also, in December 1998, the Company acquired new business lines that are anticipated to contribute to increased growth in 1999 and beyond. The Company is currently pursuing a business plan intended to expand its business domestically and internationally. The Company's historical growth has placed, and any future growth may place, significant demands on its operational, managerial and financial resources. There can be no assurance that the Company's current management and systems will be adequate to address any future expansion of the

Company's business. In such event, any inability to manage the Company's growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company considered the provisions of Financial Reporting Release No. 48, "Disclosure about Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no derivative financial or commodity instruments at March 31, 1999. The Company's line of credit has an interest rate based on the bank's reference rate that may fluctuate over time based on changes in the economic environment. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. In management's view, an effective increase or decrease of 10% in such interest rates would not have a material adverse effect on the Company's results of operations.


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
   Selling Shareholders                                    None

All of the shares registered pursuant to the Registration Statement were sold for the aggregate offering price and the offering has terminated.

Offering Expenses:
------------------

Underwriting discounts and commissions                     $ 1,300,000
Finders fees                                                     - 0 -
Expenses paid to underwriters                              $   279,000
Other expenses                                             $ 1,336,000
          Total expenses                                   $ 2,915,000

Net proceeds of the offering                               $15,658,000

All of the expenses of the offering were direct payments made to others and there were no direct or indirect payments to directors, officers, 10% shareholders or affiliates of the Company.

Use of Proceeds:
----------------

Construction of plant, buildings and facilities            $ 1,300,000
Purchase and installation of machinery and equipment       $ 3,089,000
Purchase of real estate                                        $ - 0 -
Acquisition of other businesses                            $ 2,261,000
Repayment of indebtedness                                  $ 4,800,000
Working capital                                            $ 4,208,000
Temporary investments                                          $ - 0 -
Other purposes > $100,000                                      $ - 0 -
               -
          Total                                            $15,658,000

All of the uses of proceeds have been directly paid to others and none have been payments, either direct or indirect, to directors, officers, 10% shareholders or affiliates of the Company. The proceeds from the public offering have been completely used as of December 31, 1998.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits

     2.1    Final bankruptcy court bid dated November 13, 1998**
     2.2 Form of letter agreement dated December 1, 1998, among the purchasers and the Trustee**
     3.1    Articles of Incorporation of the Company *
     3.2    Bylaws of the Company *
     3.3    Certificate of Amendment of Articles of Incorporation *
     4.1    Specimen Common Stock Certificate *
    10.43   Amendment to Credit Agreement dated April 1, 1999
    27.1    Financial Data Schedule

(b)  Reports on Form 8-K

     None

     ______
     (*) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-46107) which became effective May 6, 1998.

     (**) Incorporated by reference to exhibits filed with the Registrant's Form 8-K dated December 1, 1998.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ATG INC.



Date:  May 14, 1999               By:   /s/ Steven J. Guerrettaz
                                        ------------------------
                                        Steven J. Guerrettaz
                                        Vice President - Chief Financial Officer
                                        (Principal Financial and Chief
                                        Accounting Officer)

                                 EXHIBIT INDEX


                    Exhibit Number        Exhibit Description
                    --------------        -------------------

                    10.43                 Amendment to Credit Agreement
                                          dated April 1, 1999

                    27.1                  Financial Data Schedule