Form 10-Q
period 1999-06-30
ATG INC
filed 1999-08-13
CIK 1054000

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999.

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

             Yes X                      No ____
                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class                     Outstanding at July 31, 1999
     -----                     ----------------------------
  Common stock, no par value            14,053,221

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

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                      Page
                                                                                                    ----
Item 1.  Financial Statements...................................................................      3

         Condensed Consolidated Balance Sheets..................................................      3

         Condensed Consolidated Statements of Operations........................................      4

         Condensed Consolidated Statements of Cash Flows........................................      5

         Notes to Condensed Consolidated Financial Statements...................................      6

Item 2.  Management's Discussion And Analysis Of Financial Condition And
         Results Of Operations.................................................................       9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................      17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................      18

Item 2.  Changes In Securities And Use Of Proceeds.............................................      18

Item 3.  Defaults Upon Senior Securities.......................................................      18

Item 4.  Submission Of Matters To A Vote Of Security Holders...................................      18

Item 5.  Other Information.....................................................................      19

Item 6.  Exhibits and Reports on Form 8-K......................................................      19

         SIGNATURE.............................................................................      20

                         PART I. FINANCIAL INFORMATION

                        ITEM 1.   Financial Statements

                                   ATG INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                      June 30,            December 31,
                                                                        1999                 1998
                                                                  --------------          ------------
                                                                    (Unaudited)
Current assets:
    Cash and cash equivalents                                        $     5,253           $     3,789
    Accounts receivable, net                                              23,567                22,561
    Prepayments and other current assets                                   4,043                 2,096
                                                                  --------------          ------------
        Total current assets                                              32,863                28,446

Property and equipment, net
                                                                          52,077                42,988
Intangible and other assets, net                                           8,537                 8,135
                                                                  --------------          ------------
         Total assets                                               $     93,477           $    79,569
                                                                  ==============          ============

Current liabilities:
    Short-term borrowings                                           $     13,000           $     6,750
    Current portion of long-term debt and capital leases                   5,873                 4,733
    Accounts payable                                                       7,107                 6,096
    Accrued liabilities                                                    7,833                 9,222
                                                                  --------------          ------------
         Total current liabilities                                        33,813                26,801


Long-term debt and capitalized leases, net                                14,759                11,246

Deferred income taxes                                                        777                   777
                                                                  --------------          ------------
         Total liabilities                                                49,349                38,824
                                                                  --------------          ------------

Common stock                                                              42,036                41,517

Deferred compensation                                                        (92)                 (152)
Retained earnings (deficit)                                                2,184                  (620)
                                                                  --------------          ------------
         Total shareholders' equity                                       44,128                40,745
                                                                  --------------          ------------

         Total liabilities and shareholders' equity                 $     93,477           $    79,569
                                                                  ==============          ============

                                   ATG INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                Three Months               Six Months
                                                               Ended June 30,              Ended June 30,
                                                               ----------------           -----------------
                                                                1999      1998             1999       1998
                                                               -------  -------           -------   -------
Revenue                                                        $16,060  $ 6,773           $29,004   $12,267
Cost of revenue                                                  9,808    3,347            17,550     5,976
                                                               -------  -------           -------   -------
   Gross profit                                                  6,252    3,426            11,454     6,291

Sales, general & administrative expenses                         3,166    1,987             6,230     3,691
Stock-based compensation expense                                    30       30                60        60
                                                               -------  -------           -------   -------
   Operating income                                              3,056    1,409             5,164     2,540

Net interest income (expense)                                     (233)      39              (491)       42
                                                               -------  -------           -------   -------
   Income before provision for taxes                             2,823    1,448             4,673     2,582

Provision for income taxes                                       1,129      569             1,869     1,033
                                                               -------  -------           -------   -------

   Net income                                                  $ 1,694  $   879           $ 2,804   $ 1,549
                                                               -------  -------           -------   -------

Net income per share
   Basic                                                       $  0.12  $  0.07           $  0.20   $  0.13
   Fully diluted                                               $  0.12  $  0.07           $  0.19   $  0.12

Weighted average shares
   Basic                                                        14,048   12,738            14,033    12,127
   Fully diluted                                                14,628   13,471            14,658    12,877

                                   ATG INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                (Unaudited)

                                                                                      Six Months Ended
                                                                                  -----------------------
                                                                                   June 30,      June 30,
                                                                                     1999          1998
                                                                                  ---------      ---------
Cash flows from operating activities:
  Net income                                                                      $   2,804      $   1,549
  Adjustments to reconcile net income with cash flow
          from operations:
            Depreciation and amortization                                               974            372
            Provision for doubtful accounts                                               -             90
            Compensation expense for shares issued and options granted                   60             60
            Change in current assets and liabilities:
                  Accounts receivable                                                (1,006)        (4,749)
                  Prepayment and other current assets                                (1,521)           761
                  Accounts payable and accrued liabilities                             (378)           376
                                                                                  ---------      ---------
             Net cash provided (used) in operating activities                           933         (1,541)
                                                                                  ---------      ---------

Cash flows from investing activities:
   Property and equipment acquisitions, net                                          (9,393)        (1,155)
   Other assets                                                                      (1,498)          (315)
                                                                                  ---------      ---------
             Net cash used in investing activities                                  (10,891)        (1,470)
                                                                                  ---------      ---------

Cash flows from financing activities:
   Repayment of loan to related party                                                     -         (1,280)
   Borrowing (repayment) of long-term debt and capital leases                         4,653           (803)
   Short-term borrowing, net of repayments                                            6,250         (3,996)
   Proceeds from issuance of common stock                                               519         15,729
                                                                                  ---------      ---------
             Net cash provided by financing activities                               11,422          9,650
                                                                                  ---------      ---------

Increase in cash and cash equivalents                                                 1,464          6,639
Cash and cash equivalents, beginning of period                                        3,789          2,586
                                                                                  ---------      ---------
Cash and cash equivalents, end of period                                          $   5,253      $   9,225
                                                                                  =========      =========

Supplemental cash flow information:
   Income taxes paid                                                              $   1,347      $      84
                                                                                  =========      =========
   Interest paid                                                                  $   1,038      $      29
                                                                                  =========      =========
   Acquisition of equipment with capital leases                                   $     224      $     906
                                                                                  =========      =========
   Reclassification of machinery and equipment to inventory                       $    (426)     $       -
                                                                                  =========      =========
   Reclassification of other assets to property and equipment                     $   1,045      $       -
                                                                                  =========      =========

                                    ATG INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30,1999
                                  (Unaudited)

1.  Basis of Presentation

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Audited Consolidated Financial Statements included therein.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the three months and six months ended June 30, 1999 and 1998. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results for the full fiscal year.

2.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods.

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share data):

                                                 Three Months              Six Months
                                                Ended June 30,           Ended June 30,
                                           -------------------------------------------------
                                              1999         1998         1999        1998
                                           -----------  -----------  ----------  -----------
Numerator - Basic and Diluted
   Income per share
 Net income                                    $ 1,694      $   879     $ 2,804      $ 1,549
                                               =======      =======     =======      =======

Denominator - Basic
   Common shares outstanding                    14,048       12,738      14,033       12,127
                                               -------      -------     -------      -------
   Basic net income per share                  $  0.12      $  0.07     $  0.20      $  0.13
                                               =======      =======     =======      =======

Denominator - Diluted
   Denominator - Basic                          14,048       12,738      14,033       12,127
   Common stock options                            580          733         625          750
                                               -------      -------     -------      -------
                                                14,628       13,471      14,658       12,877
                                               -------      -------     -------      -------
   Diluted net income per share                $  0.12      $  0.07     $  0.19      $  0.12
                                               =======      =======     =======      =======

Diluted net income per share for the three months ended June 30, 1999, excludes options and warrants to acquire 358,500 shares of stock which were anti-dilutive.

3.  Business Segments

Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports.

The Company manages its operations within two business segments: waste processing, conducted by its Fixed Facilities Group (FFG); and field services, conducted by its Field Engineering Group (FEG). The Company commenced evaluating its business in these two segments in the fourth quarter of 1998. In the second quarter of 1999, revenues from FFG totaled $12.7 million at a gross profit of $5.8 million, and revenues from FEG totaled $3.4 million at a gross profit of $0.5 million. For the six months ended June 30, 1999, revenues from FFG totaled $23.0 million at a gross profit of $10.6 million, and revenues from FEG totaled $6.0 million at a gross profit of $0.9 million. Total fixed assets employed in the business segments at June 30, 1999, are: FFG - $52.0 million; FEG - $0.7 million; and other - $3.4 million.

Item 2.

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

General

The Company is a radioactive and hazardous waste management company that offers comprehensive treatment solutions for low level radioactive waste (LLRW), low level mixed waste (LLMW) and other waste generated by the Department of Defense
(DOD), Department of Energy (DOE) and commercial entities such as nuclear power plants, medical facilities and research institutions. The Company principally derives its revenue from the waste treatment operations of its Fixed Facilities Group and the on-site remediation services of its Field Engineering Group. The Company currently focuses a significant portion of its business on SAFGLAS(TM) vitrification of LLRW and on its newly acquired business interests in Tennessee for treating ion exchange resins (IERs) and on LLMW processing. During the quarter ended June 30, 1999, the Company was successful in processing the permit application for its LLMW processing facility in Richland, WA.

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

Results of Operations

Revenue and Net Income. Revenue for the second quarter of fiscal 1999 was $16.1 million, up 137% from the $6.8 million recorded in the comparable quarter in the prior year. The Company recorded net income of $1.7 million, or $0.12 per share fully diluted, in the second quarter of fiscal 1999, compared to net income of $879,000, or $0.07 per share fully diluted, in the second quarter of fiscal 1998. For the six months ended June 30, 1999 revenue was $29.0 million, up 136% from $12.3 million for the same period in 1998. The Company recorded net income of $2.8 million, or $0.19 per share fully diluted, for the six months ended June 30, 1999, compared to net income of $1.5 million, or $0.12 per share fully diluted, for the same period in 1998.

The increase in revenue is principally attributable to new customers and service offerings resulting from the acquisition of assets and related businesses in Oak Ridge, Tennessee, and the increasing commercial utilization of the Company's SAFGLAS(TM) thermal treatment system. The newly acquired Tennessee operations have been integrated with the Richland, Washington waste processing operations to provide a broad range of customer service offerings. Customer waste needs are addressed and directed to the appropriate processing location to provide the most efficient and economical treatment of customer wastes.

Gross Profit. Gross profit for the second quarter of fiscal 1999 was $6.3 million or 39% of revenue, compared to $3.4 million or 51% of revenue in the comparable quarter in 1998. Gross profit for the six months ended June 30, 1999, was $11.5 million or 39% of revenue, compared to $6.3 million or 51% of revenue for the comparable period in 1998.

The changes in the gross profit percentage from year to year are related to the varying mixes of business during these periods. Overall gross profit on waste processing services was approximately 45% in the three months and 46% in the six months ended June 30, 1999. The current period gross profit percentages for waste services are lower than the 58% recorded in the full year of 1998, due to the acquisition of the Tennessee operations. The full integration of the new business lines are proceeding as planned as many customers are using services that were previously not available. The Company is continuing its evaluation of the processes that affect the cost of operations. The fixed facilities operations generally have a larger percentage of fixed costs versus variable costs, so increases in utilization favorably impact gross profit. Utilization of the Company's waste treatment services by its customers has typically been less in the first two quarters of the year, as compared with the last two quarters, and thus margins will tend to be lower in the waste processing group during the first two quarters.

Overall gross profit on field service projects was approximately 15% in the three months and in the six months ended June 30, 1999, which is lower than the 29% recognized in the full year of 1998. The principal reason for the difference is the different mix of projects and stage of completion during these periods, as many more projects were utilizing subcontractor services and the Company's margin is typically lower for subcontractor services compared to the other contract services provided by the Company.

Sales, General and Administrative Expenses. Sales, general and administrative expenses for the second quarter of fiscal 1999 were $3.2 million or 20% of revenue, compared to $2.0 million or 29% of revenue for the comparable period in 1998. These expenses for the six months ended June 30, 1999 were $6.2 million or 21% of revenue, compared to $3.7 million or 30% of revenue for the comparable period in 1998. The increases in spending from year to year reflect the growth in the Company's operations, addition of sales and administrative personnel related to the acquisition of the Tennessee operations and the increased costs of being a public company. The overall decrease in sales, general and administrative expenses as a percentage of revenue is attributable to the Company's effort to maintain a level of such costs that does not increase at the same rate as revenue.

Provision for Income Taxes. The Company provides for income taxes during interim periods at an estimated combined Federal and state annual rate to be expected for the full year. The actual rate for 1998 was approximately 38%. The Company is providing for income taxes in 1999 at a rate of 40% based on the estimated shift in state income taxes from 1998.

Liquidity and Capital Resources

Total cash and cash equivalents were $5.3 million at June 30, 1999, an increase of $1.5 million from December 31, 1998. The working capital of the Company was approximately a negative $1.0 million at June 30, 1999, a decrease of $2.6 million from December 31, 1998.

Significant outlays of cash have been needed to acquire property and equipment and to pay liabilities for Federal and state income taxes as well as for treatment and disposal of legacy wastes assumed in the acquisition of the Tennessee businesses. Property and equipment acquisitions totaled $5.9 million for the three months ended June 30, 1999. The Company anticipates spending in excess of $20 million to construct a mixed waste treatment facility beginning in the third quarter of 1999. The Company has already invested approximately $5.2 million in the design and permitting of this facility. The Company has been approved for an industrial development bond ("IDB") in the State of Washington in the amount of $25 million to finance this construction. The Company presently anticipates commencement of the IDB issuance process by the end of the third quarter of fiscal 1999. As and when the financing proceeds are received, the Company expects the funds it has invested in the project to be returned to working capital.

During the six months ended June 30, 1999, the Company negotiated an expansion of its bank credit facility. The new credit facility provides a line of credit of $13.0 million and a letter of credit facility of $1.0 million. Borrowings, when made, bear interest at the prime rate, currently 8.0%. There was $13.0 million outstanding under this credit facility at June 30, 1999. The credit agreement requires the Company to comply with certain covenants including capital asset acquisition limits, limits on additional debt, minimum levels of tangible net worth, dividend payment restrictions and maintenance of certain financial ratios. At June 30, 1999 the Company was in violation of certain covenants. The Company has obtained waivers in respect of these violations as of June 30, 1999.

The Company believes that its current cash and cash equivalents, together with its credit facility and cash generated from operations, will be sufficient to meet the Company's working capital requirements for the next 12 months. Depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its future working capital or capital expenditure needs and it will require equity, IDB or other debt financing to construct its mixed waste facility. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company.

Year 2000 Impact

Many currently installed computer systems, software applications and other control devices (collectively, "Systems") are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, the Systems used by many companies may need to be modified to comply with year 2000 requirements. ATG relies on its internal Systems in operating and monitoring all major aspects of its business, including its manufacturing processes, engineering management controls, financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and products. ATG also relies on the external Systems of its suppliers and other organizations with which it does business. Based on a review of its Systems and the nature of the corrections needed to make the Systems compliant, the Company believes there is minimal risk that the Systems will be non-compliant on January 1, 2000. However, despite the efforts thus far to address the year 2000 impact, the Company cannot guarantee that all internal and external systems will be compliant, or that its business will not be materially adversely affected by any such non-compliance.

Certain Business Considerations

The Company's business is subject to the following risks and uncertainties, in addition to those described elsewhere.

Dependence on Government Licenses, Permits and Approvals

The radioactive and hazardous waste management industry is highly regulated.
The Company is required to have federal, state and local governmental licenses, permits and approvals for its waste treatment facilities and services. There can be no assurance as to the successful outcome of any pending application by the Company for any such license, permit, or approval, and the Company's existing licenses, permits and approvals are subject to revocation or modification under a variety of circumstances. Failure to obtain timely, or to comply with the conditions of, applicable licenses, permits or approvals could adversely affect the Company's business, financial condition and results of operations. As its business expands and as it introduces new technologies or modifies existing technologies, the Company will be required to obtain additional operating licenses, permits or approvals. It may be required to obtain additional operating licenses, permits or approvals if new environmental legislation or regulations are enacted or promulgated or existing legislation or regulations are amended, re-interpreted or enforced differently than in the past. Any new requirements which raise compliance standards may require the Company to modify its waste treatment technologies to conform to more stringent regulatory requirements. There can be no assurance that the Company will be able to continue to comply with all of the environmental and other regulatory requirements applicable to its business.

No Assurance of Successful Development, Commercialization or Acceptance of Technologies

The Company is in the process of developing, refining and implementing its technologies for the treatment of LLRW, LLMW and other wastes. The Company's future growth will be dependent in part upon the acceptance and implementation of these technologies, particularly its recently developed vitrification technologies for the thermal treatment of LLRW and LLMW and its recently acquired technologies for treatment of ion exchange resin waste streams. There can be no assurance that successful development of all these technologies will occur in the near future, or even if successfully developed, that the Company will be able to successfully commercialize such technologies. The successful commercialization of the Company's vitrification technologies may depend in part on ongoing comparisons with other competing technologies and more traditional treatment, storage and disposal alternatives, as well as the continuing high cost and limited availability of commercial disposal options. There can be no assurance that the Company's vitrification and related technologies will prove to be commercially viable or cost-effective, or if commercially viable and cost-effective, that the Company will be successful in timely securing the requisite regulatory licenses, permits and approvals for such technologies or that such technologies will be selected for use in future waste treatment projects. The Company's LLMW thermal treatment contract with the DOE's Hanford Reservation requires the Company to obtain all of the required licenses, permits and approvals for, and to build and place in operation, its LLMW treatment facility by November 10, 2000. The Company's inability to develop, commercialize or secure the requisite licenses, permits and approvals for its waste treatment technologies on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Need for Additional Capital

The Company believes that it will need additional capital in order to implement its long-term business plan. In particular, the Company will need approximately $20 million to finance the construction of the LLMW facility in Richland, WA. The Company is currently pursuing tax exempt industrial bond financing for this facility. There can be no assurance that the Company will be successful in raising the requisite amount of capital when needed, or, that if successful, the terms of the financing will be favorable to the Company. If the Company is not successful in raising such additional capital, it will need to curtail or scale back its planned expansion, which could adversely affect the Company's business, financial condition and results of operations.

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

There has been no change to the disclosure made in the 1998 Form 10-K.

PART II      OTHER INFORMATION


Item 1.    Legal Proceedings

Not applicable

Item 2.    Changes in Securities and Use of Proceeds

Not applicable

Item 3.    Defaults Upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of registrant held on July 15, 1999, the shareholders:

1.  Elected Directors for the ensuing year as follows:

                                             For                   Abstain
                                      -------------------    ------------------
Doreen M. Chiu                            8,802,316                25,335
George Doubleday II                       8,812,316                15,335
Earl E. Gjelde                            8,812,316                15,335
Andrew C. Kadak                           8,812,316                15,335
Frank Y. Chiu                             8,812,316                15,335
William M. Hewitt                         8,812,316                15,335
Steven J. Guerrettaz                      8,812,316                15,335

2. Voted to approve an amendment to the Company's 1998 Stock Ownership Incentive Plan, to increase the number of shares of Common Stock issuable thereunder from 500,000 to 1.0 million, as follows:

                                                                     Broker
       For                 Against             Abstain              Non-vote
-----------------    -----------------    ----------------    ------------------
    8,302,080              38,240              383,881               103,450

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

(b)  Reports on Form 8-K

     Form 8-K filing dated August 4, 1999, regarding certain financial statements, pro forma financial information, and exhibits concerning the acquisition of certain assets and business lines formerly owned by Molten Metal Technologies, Inc.


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

                         ATG INC.

Date: August 13, 1999        By: /s/ Steven J. Guerrettaz
                                ------------------------
                             Steven J. Guerrettaz
                             Vice President - Chief Financial Officer
                             (Principal Financial and Chief Accounting Officer)

                                 EXHIBIT INDEX


            Exhibit Number               Exhibit Description
            --------------               -------------------

            27.1                         Financial Data Schedule