Form 10-K/A
period 1998-12-31
ATG INC
filed 1999-09-15
CIK 1054000

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 0549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                           Yes [X]         No [_]

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

INTRODUCTION

ATG Inc. hereby amends its Form 10-K for the fiscal year ended December 31, 1998 by: adding to Part II, Item 6, Selected Consolidated Financial Data, the section entitled "Financial Results By Fiscal Quarter (Unaudited);" adding to Part II,
Item 8, Consolidated Financial Statements And Supplementary Data, a fifth paragraph at the end of the section thereof entitled "Notes To Consolidated Financial Statements - Note 3 - Acquisition of MMT Assets;" and adding to Part IV, Item 14(b), Reports on Form 8-K, a second paragraph thereof in reference to Form 8-K/A, Amendment No. 1.


                                    PART II

Item 6.  Selected Consolidated Financial Data (In Thousands, Except Per Share
Data)

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                         Years Ended December 31,
                                                         -----------------------------------------------------
                                                                 1998      1997     1996     1995      1994
                                                                 ----      ----     ----     ----      ----
Statement of Operations Data (1):
Revenue..................................................        $35,900  $19,107   $18,235  $16,070   $11,723
Cost ofrevenue...........................................         19,816   11,172    11,082    9,659     7,194
                                                                 -------  -------   -------  -------   -------
Gross profit.............................................         16,084    7,935     7,153    6,411     4,529
Sales, general and administrative expenses...............          7,952    7,020     6,656    6,202     4,876
                                                                 -------  -------   -------  -------   -------
Operating income (loss)..................................          8,132      915       497      209      (347)
Interest income (expense), net...........................            173       58        13     (141)      (19)
                                                                 -------  -------   -------  -------   -------
Income (loss) before income taxes........................          8,305      973       510       68      (366)
Net Income tax expense(benefit)..........................          3,156      (45)        2        2        (2)
                                                                 -------  -------   -------  -------   -------
Net income (loss)........................................        $ 5,149  $ 1,018   $   508  $    66   $  (364)
                                                                 =======  =======   =======  =======   =======
Net income per share (2)
   Basic.................................................        $  0.40  $  0.09
   Diluted...............................................        $  0.38  $  0.08
Weighted average shares outstanding (2)
   Basic.................................................         12,975   11,516
                                                                  13,698   12,284
   Diluted...............................................

                                                                                       December 31,
                                                         -------------------------------------------------------------------------
                                                               1998            1997           1996          1995          1994
                                                           -------------  --------------  ------------  ------------  ------------
Balance Sheet Data (1):
Working capital..........................................        $ 1,645        $  (151)       $ 4,333       $ 3,903       $ 2,359
Total assets.............................................         79,569         37,227         26,976        21,182        15,699
Total long-term debt.....................................         11,246          6,202          2,930         4,080         4,007
Mandatorily redeemable preferred stock...................            ---         19,416         16,319         9,403         5,444
Total shareholder's equity...............................         40,745            296            630           890         1,491

___________________________
(1) See Note 3 of Notes to Consolidated Financial Statements for a discussion of the acquisition of significant assets and businesses. The acquisition was completed December 1, 1998.
(2) See Note 2 of Notes to Consolidated Financial Statements--Computation of Net Income Per Share. Historic net income (loss) per share and net income
     (loss) available to common shareholders have not been presented in Statement of Operations Data since such amounts are not deemed meaningful due to the automatic conversion immediately prior to the closing of the initial public offering of the Company's Common Stock in May 1998 of all shares of preferred stock issued by the Company and ATG Richland Corporation, a subsidiary of the Company. Historic net income (loss) per share for the fiscal years ended December 31, 1994, 1995, 1996 and 1997 was $(0.10), $(0.10), $(0.10) and $(0.06), respectively. Net income (loss)
     available to common shareholders for the fiscal years ended December 31, 1994, 1995, 1996 and 1997 was $(730), $(770), $(780) and $(451),
     respectively.


                Financial Results By Fiscal Quarter (Unaudited)
           (all dollar amounts in thousands, except per share data)

                                                                         Three     Months      Ended
                                   -----------------------------------------------------------------------------------------
                                      Mar. 31     Jun. 30    Sep. 30    Dec. 31    Mar. 31    Jun. 30    Sep. 30    Dec. 31
                                        1997       1997       1997       1997       1998       1998       1998       1998
                                        -----      ----       ----       ----       ----      -----       ----       ----
Revenue............................    $2,751      $3,581     $4,424     $8,351     $5,495     $6,773     $9,021    $14,612
Gross Profit.......................     1,332       1,565      2,633      2,404      2,865      3,426      4,226      5,567
Net income (loss)..................      (266)         72        692        520        670        879      1,529      2,071
Net income (loss) per share........
     Basic.........................     (0.09)       0.01       0.06       0.05       0.05       0.07       0.11       0.15
Diluted...........................      (0.09)       0.01       0.06       0.04       0.05       0.07       0.11       0.14


Item 8.  Consolidated Financial Statements And Supplementary Data

See pages 31 through 48.

Next page is 31.

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

  The Company has prepared unaudited pro forma combined financial information for the year ended December 31, 1997 and the nine months ended September 30, 1998 reflecting the combined results of operations as if the transaction had been consumated at the beginning of the respective periods. The unaudited pro forma combined data for the year ended December 31, 1997 included revenue of $40.3 million, net loss of $12.2 million, and net loss per share of $1.62; and for the nine months ended September 30, 1998 included revenue of $39.0 million, net income of $290,000, and fully diluted net income per share of $0.02. The unaudited pro forma combined financial information does not purport to be indicative of the results of operations which would have actually been obtained if the acquisition had been consummated on the dates indicated or which may be achieved in the future.

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

5.  Restricted Investments

  The Company owns several certificates of deposit, Treasury bills and bonds, which are collateral for performance bonds. The certificates of deposit, which are included in intangible and other assets, have an aggregate value of $223 at December 31, 1998 and $210 at December 31, 1997, respectively, bear interest at 5.1% per annum, and have an original maturity of twelve months. The Treasury bills, which are included in intangible and other assets, have an aggregate value of $254 at December 31, 1998 and 1997, bear interest at 5.8% and have an original maturity

                                       39(1)

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

3.  Exhibits

         2.1    Final bankruptcy court bid dated November 13, 1998**
         2.2 Form of letter agreement dated December 1, 1998 among the purchasers and the Trustee**
         3.1    Articles of Incorporation of the Company*
         3.2    Bylaws of the Company*
         3.3    Certificate of Amendment of Articles of Incorporation*
         4.1    Specimen Common Stock Certificate*
         9.1    Voting Trust Agreement*
        10.1 Assumption Agreement, dated September 2, 1992, between the Company, as transferee, Tippett-Richardson, as transferor, and Confederation Life Insurance Company, as lender*
        10.2 Deed of Trust (Non-Construction) & Assignment of Rents, dated September 18, 1997, between the Company, as trustor, First Bancorp, as trustee, and Sanwa Bank California, as beneficiary*
        10.3 Deed of Trust, dated August 5, 1993, between the Company and ATG Richland, collectively as trustor, Chicago Title Insurance Company, as trustee, and West One Bank, as beneficiary*
        10.4 Term Loan Agreement, dated September 18, 1997, between the Company and Sanwa Bank California*
        10.5 Letter from the Company to Steve Guerrettaz, dated December 2, 1997, regarding terms of employment*
        10.6 Letter from the Company to Fred Feizollahi, dated February 20, 1995, regarding terms of employment*
        10.7 Consultant Agreement, dated as of July 1, 1992, between the Company and Edward Vinecour*
        10.8 Non-Competition Agreement, dated as of July 1, 1992, between the Company and Edward Vinecour*
        10.9 Collective Bargaining Agreement between the Company and the International Union of Operating Engineers No. 280*
        10.10   Form of Stock Purchase Agreement*
        10.11 Continuing Guaranty, dated as of April 19, 1996, provided by Doreen Chiu in favor of Sanwa Bank*
        10.12 Continuing Guaranty, dated as of April 19, 1996, provided by Frank Chiu in favor of Sanwa Bank*
        10.13 Continuing Guaranty, dated as of May 20, 1997, provided by Doreen Chiu in favor of Safeco Credit Company, Inc.*
        10.14 Continuing Guaranty, dated as of May 20, 1997, provided by Frank Chiu in favor of Safeco Credit Company, Inc.*
        10.15 Small Business Administration (SBA) Guaranty, dated August 6, 1993, provided by Doreen Chiu and Frank Chiu in favor of West One Bank*
        10.16   Guaranty Agreement, dated September 1, 1994, provided by Doreen
                Chiu and Frank Chiu in favor of Great Western Leasing*
        10.17   Guaranty, dated January 13, 1994, provided by Doreen Chiu and
                Frank Chiu in favor of The CIT Group/Equipment Financing Inc.*
        10.18 Guaranty of Commercial Lease Agreement, dated December 20, 1994, provided by Doreen Chiu and Frank Chiu in favor of California Thrift & Loan*
        10.19 Contract No. MGK-SBB-A26602, dated September 5, 1997, awarded to the Company by Waste Management Federal Services of Hanford, Inc.*
        10.20 Purchase Order No. MW6-SBV-357079, dated November 3, 1995, issued to the Company by Westinghouse Hanford Company*
        10.21 Contract No. DE-AC06-95RL13129, dated January 4, 1995, among the U.S. Department of Energy, as the procuring agency, the U.S. Small Business Administration, as contractor, and the Company, as subcontractor*
        10.22 Gasification Vitrification Chamber Purchase and License Agreement, dated August 1997, between the Company and Integrated Environmental Technologies, LLC*
        10.23 Purchase Agreement between the Company and Integrated Environmental Technologies, LLC*
        10.24 Technology Transfer Purchase and Royalty Fee Agreement, dated September 30, 1997, between the Company and Regent Star Ltd.*
        10.25 Technology Transfer and Purchase Agreement, dated June 28, 1997, between the Company and Pacific Trading Company*
        10.26 Contract No. DACW05-98-C-0001, dated September 24, 1997, awarded to the Company by the U.S. Army Corps of Engineers, Sacremento District*
        10.27 Contract No. DAKF04-92-D-0007, dated February 8, 1991, among the Fort Irwin Directorate of Contracting, as the procuring agency, the U.S. Small Business Administration, as contractor, and the Company, as subcontractor*
        10.28 Promissory Note, dated December 31, 1997, provided by the Company to Doreen M. Chiu*
        10.29   1998 Stock Ownership Incentive Plan*
        10.30   Employee Stock Purchase Plan*
        10.31   1998 Non-Employee Directors Stock Option Plan*
        10.32 Letter of Credit Agreement, dated March 6, 1998, between the Company and Sanwa Bank California*
        10.33   Continuing Guaranty, dated as of March 6, 1998, provided by
                Doreen M. Chiu in favor of Sanwa Bank California*
        10.34   Continuing Guaranty, dated as of March 6, 1998, provided by
                Frank Y. Chiu in favor of Sanwa Bank California*
        10.35 Indemnity Agreement, dated August 12, 1992, made and entered into by Doreen M. Chiu, Frank Y. Chiu, the Company and National Safety Consultants, Inc. in favor of ACTSTAR Insurance Company*
        10.36 Continuing Agreement of Idemnity--Contractors' Form, dated March 19, 1998, made and entered into by Doreen M. Chiu, Frank Y. Chiu and the Company for the benefit of Reliance Insurance Company, United Pacific Insurance Company, Reliance National Indemnity Company and Reliance Surety Company*
        10.37 Purchase Order, dated February 10, 1996, issued by the Company to ToxGon Corporation*
        10.38   Amendments to Letter of Credit Agreement***
        10.39   Line of Credit Agreement***
        10.40   Amendment to Line of Credit Agreement****
        10.41   Term Loan Agreement  Sanwa Bank California****
        10.42   ATG Catalytics L.L.C. Operating Agreement****
        21.1    List of Subsidiaries of Registrant****
        23.1    Consent of PricewaterhouseCoopers LLP
        27.1    Financial Data Schedule****
-----------------------
(*) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-46107) which became effective May 6, 1998.

(**) Incorporated by reference to exhibits filed with the Registrant's Form 8-K dated December 1, 1998

(***) Incorporated by reference to exhibits filed with the Registrant's Form 10-Q for the quarter ended June 30, 1998.

(****) Incorporated by reference to exhibits filed with the Registrant's Form 10-K for the year ended December 31, 1998.

(b)  Reports on Form 8-K

  A report on Form 8-K, dated December 1, 1998, was filed during the last quarter of 1998, covering the acquisition of certain assets and business lines from the trustee for debtors in bankruptcy. The assets and business lines were formerly owned by Molten Metal Technologies, Inc.

  A report on Form 8-K/A, Amendment No. 1, was subsequently filed on August 4, 1999, providing pro forma financial information and certain audited financial statements of the business acquired.

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


Date:  September 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          Chairman, President and Chief         September 15, 1999
     /s/ Doreen M. Chiu                   Executive Officer
----------------------------------------
Doreen M. Chiu

                                          Executive Vice-President               September 15, 1999
     /s/ Frank Y. Chiu                    Director
----------------------------------------
     Frank Y. Chiu

                                          President-Waste Mgmt. Services         September 15, 1999
     /s/ William M. Hewitt                Director
----------------------------------------
     William M. Hewitt

                                          Chief Financial Officer                September 15, 1999
     /s/ Steven J. Guerrettaz             Director (Principal Financial and
----------------------------------------  Chief Accounting Officer)
     Steven J. Guerrettaz

                                          Director                               September 15, 1999
      /s/ Earl E. Gjelde
----------------------------------------
       Earl E. Gjelde

                                          Director                               September 15, 1999
     /s/ Andrew C. Kadak
----------------------------------------
     Andrew C. Kadak

                                          Director                               September 15, 1999
     /s/ George Doubleday II
----------------------------------------
     George Doubleday II




                                       51(1)