Form 10-Q
period 1999-09-30
ATG INC
filed 1999-11-15
CIK 1054000

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended September 30, 1999.

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

                       Yes   X                  No ____
                           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                Outstanding at October 31, 1999
             -----                -------------------------------
    Common stock, no par value             14,053,221

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

                               TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----

PART I.         FINANCIAL  INFORMATION

Item 1.         Financial Statements................................................3

                Condensed Consolidated Balance Sheets...............................3

                Condensed Consolidated Statements of Operations.....................4

                Condensed Consolidated Statements of Cash Flows.....................5

                Notes to Condensed Consolidated Financial Statements................6

Item 2.         Management's Discussion And Operations Analysis Of Financial
                Condition And Results Of Operations.................................8

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.........17


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings..................................................18

Item 2.         Changes In Securities And Use Of Proceeds..........................18

Item 3.         Defaults Upon Senior Securities....................................18

Item 4.         Submission Of Matters To A Vote Of Security Holders................18

Item 5.         Other Information..................................................18

Item 6.         Exhibits and Reports on Form 8-K...................................19

                SIGNATURE..........................................................20

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

                                   ATG INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                   September 30,     December 31,
                                                                       1999              1998
                                                                   -------------     ------------
                                                                    (Unaudited)
Current assets:
       Cash and cash equivalents                                      $ 2,268           $ 3,789
       Accounts receivable, net                                        26,219            22,561
       Prepayments and other current assets                             3,826             2,096
                                                                      -------           -------
               Total current assets                                    32,313            28,446

Property and equipment, net                                            58,409            42,988
Intangible and other assets, net                                        7,173             8,135
                                                                      -------           -------

               Total assets                                           $97,895           $79,569
                                                                      =======           =======

Current liabilities:
       Short-term borrowings                                          $     -           $ 6,750
       Current portion of long-term debt and capital leases             6,626             4,733
       Accounts payable                                                 8,377             6,096
       Accrued liabilities                                              7,765             9,222
                                                                      -------           -------
                Total current liabilities                              22,768            26,801

Long-term debt and capitalized leases, net                             28,788            11,246
Deferred income taxes                                                     777               777
                                                                      -------           -------
                Total liabilities                                      52,333            38,824
                                                                      -------           -------

Common stock                                                           42,036            41,517
Deferred compensation                                                     (62)             (152)
Retained earnings (deficit)                                             3,588              (620)
                                                                      -------           -------
                Total shareholders' equity                             45,562            40,745
                                                                      -------           -------

                Total liabilities and shareholders' equity            $97,895           $79,569
                                                                      =======           =======

                                   ATG INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                    Three Months                            Nine Months
                                                 Ended September 30,                     Ended September 30,
                                             --------------------------              --------------------------
                                              1999               1998                 1999               1998
                                             -------            -------              -------            -------
Revenue                                      $16,617            $ 9,021              $45,621            $21,288
Cost of revenue                               10,457              4,795               28,007             10,771
                                             -------            -------              -------            -------
      Gross profit                             6,160              4,226               17,614             10,517

Sales, general & administrative expenses       3,594              1,745                9,824              5,436
Stock-based compensation expense                  30                 30                   90                 90
                                             -------            -------              -------            -------
      Operating income                         2,536              2,451                7,700              4,991

Net interest income (expense)                   (196)                97                 (687)               139
                                             -------            -------              -------            -------
      Income before provision for taxes        2,340              2,548                7,013              5,130

Provision for income taxes                       936              1,019                2,805              2,052
                                             -------            -------              -------            -------
      Net income                             $ 1,404            $ 1,529              $ 4,208            $ 3,078
                                             =======            =======              =======            =======

Net income per share
      Basic                                    $0.10              $0.11                $0.30              $0.24
      Fully diluted                            $0.10              $0.11                $0.29              $0.23

Weighted average shares
      Basic                                   14,053             13,804               14,040             12,686
      Fully diluted                           14,556             14,480               14,624             13,412

                                   ATG INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                  (Unaudited)

                                                                                                     Nine Months Ended
                                                                                             ------------------------------------
                                                                                             Sept. 30,                  Sept. 30,
                                                                                               1999                       1998
                                                                                             ---------                  ---------
Cash flows from operating activities:
      Net income                                                                             $  4,208                    $ 3,077
      Adjustments to reconcile net income with cash flow
          from operations:
            Depreciation and amortization                                                       1,415                        605
            Provision for doubtful accounts                                                         -                         90
            Compensation expense for shares issued and options granted                             90                         90
            Change in current assets and liabilities:
                  Accounts receivable                                                          (2,122)                    (8,802)
                  Prepayment and other current assets                                          (1,305)                       590
                  Accounts payable and accrued liabilities                                        824                      2,418
                                                                                             --------                    -------
             Net cash provided (used) in operating activities                                   3,110                     (1,932)
                                                                                             --------                    -------

Cash flows from investing activities:
      Property and equipment acquisitions, net                                                (15,860)                    (2,571)
      Other assets                                                                             (1,975)                      (417)
                                                                                             --------                    -------
             Net cash used in investing activities                                            (17,835)                    (2,988)
                                                                                             --------                    -------

Cash flows from financing activities:
      Repayment of loan to related party                                                            -                     (1,280)
      Borrowing (repayment) of long-term debt and capital leases                               19,435                     (1,161)
      Short-term borrowing, net of repayments                                                  (6,750)                    (3,996)
      Proceeds from issuance of common stock                                                      519                     15,665
                                                                                             --------                    -------
             Net cash provided by financing activities                                         13,204                      9,228
                                                                                             --------                    -------

Increase (decrease) in cash and cash equivalents                                               (1,521)                     4,308
Cash and cash equivalents, beginning of period                                                  3,789                      2,586
                                                                                             --------                    -------
Cash and cash equivalents, end of period                                                     $  2,268                    $ 6,894
                                                                                             ========                    =======

Supplemental cash flow information:
      Income taxes paid                                                                      $  1,388                    $   105
                                                                                             ========                    =======
      Interest paid                                                                          $  1,652                    $     -
                                                                                             ========                    =======
      Acquisition of equipment with capital leases                                           $  4,201                    $   906
                                                                                             ========                    =======
      Reclassification of machinery and equipment to inventory                               $   (426)                   $     -
                                                                                             ========                    =======
      Reclassification of other assets to property and equipment                             $  1,325                    $     -
                                                                                             ========                    =======

                                    ATG INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30,1999
                                  (Unaudited)

1.  Business of the Company

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1998 and the Audited Consolidated Financial Statements included therein.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the three months and nine months ended September 30, 1999 and 1998. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results for the full fiscal year.

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

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share data):

                                                Three Months              Nine Months
                                               Ended Sept. 30,          Ended Sept. 30,
                                         --------------------------------------------------
                                              1999         1998        1999        1998
                                           -----------  ----------  ----------  -----------
Numerator - Basic and Diluted
   Income per share
 Net income                                    $ 1,404     $ 1,529     $ 4,208      $ 3,078
                                               =======     =======     =======      =======


Denominator - Basic
 Common shares outstanding                      14,053      13,804      14,040       12,686
                                               -------     -------     -------      -------
 Basic net income per share                    $  0.10     $  0.11     $  0.30      $  0.24
                                               =======     =======     =======      =======

Denominator - Diluted
 Denominator - Basic                            14,053      13,804      14,040       12,686
 Common stock options                              503         676         584          726
                                               -------     -------     -------      -------
                                                14,556      14,480      14,624       13,412
                                               -------     -------     -------      -------
 Diluted net income per share                  $  0.10     $  0.11     $  0.29      $  0.23
                                               =======     =======     =======      =======

Diluted net income per share for the three months ended September 30, 1999, excludes options and warrants to acquire 559,000 shares of stock which were anti-dilutive.

3.  Business Segments

Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports.

The Company manages its operations within two business segments: waste processing, conducted by its Fixed Facilities Group (FFG); and field services, conducted by its Field Engineering Group (FEG). The Company commenced evaluating its business in these two segments in the fourth quarter of 1998. In the third quarter of 1999, revenues from FFG totaled $12.0 million at a gross profit of $6.1 million, and revenues from FEG totaled $4.6 million at a gross profit of $0.1 million. For the nine months ended September 30, 1999, revenues from FFG totaled $34.9 million at a gross profit of $16.7 million, and revenues from FEG totaled $10.7 million at a gross profit of $0.9 million. Total fixed assets employed in the business segments at September 30, 1999, are: FFG - $58.6 million; FEG - $0.7 million; and other - $3.5 million.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1998 Annual Report on Form 10-K and Form 10-K/A.

General

The Company is a radioactive and hazardous waste management company that offers comprehensive treatment solutions for low level radioactive waste (LLRW), low level mixed waste (LLMW) and other waste generated by the Department of Defense
(DOD), Department of Energy (DOE) and commercial entities such as nuclear power plants, medical facilities and research institutions. The Company principally derives its revenue from the waste treatment operations of its Fixed Facilities Group and the on-site remediation services of its Field Engineering Group. The Company currently focuses a significant portion of its business on SAFGLAS(TM) vitrification of LLRW and on its newly acquired business interests in Tennessee for treating ion exchange resins (IERs) and on LLMW processing. During the quarter ended June 30, 1999, the Company was successful in processing the permit application for its LLMW processing facility in Richland, WA, and in the quarter ended September 30, 1999, the Company began construction of the new processing facility.

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

Results of Operations

Revenue and Net Income. Revenue for the third quarter of fiscal 1999 was $16.6 million, an increase of 84% from the $9.0 million recorded in the comparable quarter in the prior year. The Company recorded net income of $1.4 million, or $0.10 per share fully diluted, in the third quarter of fiscal 1999, compared to net income of $1.5 million, or $0.11 per share fully diluted, in the third quarter of fiscal 1998. For the nine months ended September 30, 1999 revenue was $45.6 million, an increase of 114% from the $21.3 million recorded for the same period in 1998. The Company recorded net income of $4.2 million, or $0.29 per share fully diluted, for the nine months ended September 30, 1999, compared to net income of $3.1 million, or $0.23 per share fully diluted, for the same period in 1998.

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

Revenue for the third quarter of 1999 was impacted by an unscheduled shutdown of the SAFGLAS(TM) thermal treatment system and the related bulk-processing unit
(BPU) at the Company's facilities in Richland, Washington. Both the glass melter and BPU units ceased operation on September 5, 1999, due to the failure of a SAFGLAS(TM) glass drain. Approximately 100 gallons of hot glass were released into the containment area under the glass melter. This release did not result in any safety hazards or environmental releases, but it did cause some damage to electrical and cooling water service components that were located in the release area. All systems have been repaired and insurance claims have been filed with the Company's insurance carriers for both physical repairs and business interruption. Both the SAFGLAS(TM) thermal treatment system and BPU returned to full operational status on September 28, 1999.

Gross Profit. Gross profit for the third quarter of fiscal 1999 was $6.2 million, or 37% of revenue, compared to $4.2 million, or 47% of revenue, in the comparable quarter in 1998.

Gross profit for the nine months ended September 30, 1999, was $17.6 million, or 39% of revenue, compared to $10.5 million, or 49% of revenue, for the comparable period in 1998.

The changes in the gross profit percentage from year to year are related to the varying mixes of business during these periods. Overall gross profit on waste processing services was approximately 51% in the three months and 48% in the nine months ended September 30, 1999. The current period gross profit percentages for waste services are lower than the 58% recorded in the full year of 1998, due to the acquisition of the Tennessee operations. The full integration of the new business lines are proceeding as planned as many customers are using services that were previously not available. The Company is continuing its evaluation of the processes that affect the cost of operations. The fixed facilities operations generally have a larger percentage of fixed costs versus variable costs, so increases in utilization favorably impact gross profit. Utilization of the Company's waste treatment services by its customers has typically been less in the first two quarters of the year, as compared with the last two quarters, and thus margins will tend to be lower in the waste processing group during the periods of less utilization. Gross profit for the third quarter of 1999 was impacted by a decrease in utilization due to an unscheduled shutdown of the Company's SAFGLAS(TM) thermal treatment system and BPU in Richland, Washington. (See discussion under Revenue and Net Income.)

Overall gross profit on field service projects was approximately 1% in the three months and 9% in the nine months ended September 30, 1999, which is lower than the 29% recognized in the full year of 1998. The principal reason for the difference is the different mix of projects and stage of completion during these periods. Specifically, during the third quarter of 1999, the Company was impacted by a large revenue volume of fixed price contracts that are currently estimated to breakeven upon completion.

Sales, General and Administrative Expenses. Sales, general and administrative expenses for the third quarter of fiscal 1999 were $3.6 million or 22% of revenue, compared to $1.7 million or 19% of revenue for the comparable period in 1998. These expenses for the nine months ended September 30, 1999 were $9.8 million or 22% of revenue, compared to $5.4 million or 26% of revenue for the comparable period in 1998. The increases in spending from year to year reflect the growth in the Company's operations, addition of sales and administrative personnel related to the acquisition of the Tennessee operations and the increased costs of being a public company. For the nine months ending September 30, 1999, the overall decrease in sales, general and administrative expenses as a percentage of revenue is attributable to the Company's effort to maintain a level of such costs that does not increase at the same rate as revenue.

Provision for Income Taxes. The Company provides for income taxes during interim periods at an estimated combined Federal and state annual rate to be expected for the full year. The actual rate for 1998 was approximately 38%. The Company is providing for income taxes in 1999 at a rate of 40% based on the estimated shift in state income taxes from 1998.

Liquidity and Capital Resources

Total cash and cash equivalents were $2.3 million at September 30, 1999, a decrease of $1.5 million from December 31, 1998. The working capital of the Company was approximately $9.5 million at September 30, 1999, an increase of $7.9 million from December 31, 1998.

Significant outlays of cash have been needed to acquire property and equipment and to pay liabilities for Federal and state income taxes as well as for treatment and disposal of legacy wastes assumed in the acquisition of the Tennessee businesses. Property and equipment acquisitions totaled $6.7 million for the three months ended September 30, 1999. The Company anticipates spending in excess of $20 million to construct a Low Level Mixed Waste treatment facility. The Company has already invested approximately $6.4 million in the design, permitting, and construction of this facility. As of November 9, 1999, the Company has completed an agreement with a consortium of banks (the Banks) for a total credit facility in the amount of $45 million.

The credit facility includes a letter of credit in support of tax-exempt Solid Waste Revenue Bonds (the Bonds) in the aggregate face amount of $26.5 million. The Bonds were issued on November 10, 1999, with a variable interest rate of 3.70%. The proceeds are to be applied exclusively for the construction of a Low Level Mixed Waste facility in Richland, Washington. In addition, the agreement with the Banks includes a five year long-term revolving working capital line of credit in the amount of $18 million, including a letter of credit facility of $5.0 million. Borrowings, when made, bear a variable interest rate based on certain financial ratio criteria. The Company currently qualifies for the base rate plus 0.75%, or 9.5%. The Company under its prior credit facility had borrowings of $12.9 million outstanding at September 30, 1999, that were transferred to this new credit facility and classified as long-term. The credit agreement requires the Company to comply with certain covenants including capital asset acquisition limits, limits on additional debt, minimum levels of tangible net worth, dividend payment restrictions and maintenance of certain financial ratios.

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

Dependence on Government Licenses, Permits and Approvals

The radioactive and hazardous waste management industry is highly regulated.
The Company is required to have federal, state and local governmental licenses, permits and approvals for its waste treatment facilities and services. There can be no assurance as to the successful outcome of any application by the Company for any such license, permit, or approval, and the Company's existing licenses, permits and approvals are subject to revocation or modification under a variety of circumstances. Failure to obtain timely, or to comply with the conditions of, applicable licenses, permits or approvals could adversely affect the Company's business, financial condition and results of operations. As its business expands and as it introduces new technologies or modifies existing technologies, the Company will be required to obtain additional operating licenses, permits or approvals. It may be required to obtain additional operating licenses, permits or approvals if new environmental legislation or regulations are enacted or promulgated or existing legislation or regulations are amended, re-interpreted or enforced differently than in the past. Any new requirements which raise compliance standards may require the Company to modify its waste treatment technologies to conform to more stringent regulatory requirements. There can be no assurance that the Company will be able to continue to comply with all of the environmental and other regulatory requirements applicable to its business.

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

Need for Additional Capital

The Company believes that it will need additional capital in order to implement its long-term business plan. There can be no assurance that the Company will be successful in raising the requisite amount of capital when needed, or, that if successful, the terms of financing will be satisfactory to the Company. If the Company is not successful in raising such additional capital, it will need to curtail or scale back its planned expansion, which could adversely affect the Company's business, financial condition and results of operations.

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

Equipment Performance; Safety and License Violations

The Company's ability to perform under current waste treatment contracts and to successfully bid for future contracts is dependent upon the consistent performance of its waste treatment systems at its fixed facilities in conformity with safety and other requirements of the licenses under which the Company operates. The Company's fixed facilities are subject to frequent routine inspections by the regulatory authorities issuing such licenses. The Company has experienced shutdowns of its facilities for short periods of time in the past, including, most recently, an unscheduled shutdown of the SAFGLAS(TM) thermal treatment system and BPU for 23 days in September 1999. In the event that any of the Company's principal waste treatment systems were to be shutdown for any appreciable period of time, either due to equipment breakdown or as the result of regulatory action in response to an alleged safety or other violation of the terms of the licenses under which the Company operates, the Company's business, financial condition and results of operations could be materially adversely affected.

Competition

In general, the market for radioactive and hazardous waste management services is highly competitive. The Company faces competition in its principal current and planned business lines from both established domestic companies and foreign companies attempting to introduce European waste treatment technologies into the United States. Many of the Company's competitors have greater financial, managerial, technical and marketing resources than the Company. To the extent that competitors possess or develop superior or more cost-effective waste treatment solutions or field service capabilities, or otherwise possess or acquire competitive advantages compared to the Company, the Company's ability to compete effectively could be materially adversely affected. Any increase in the number of licensed commercial LLRW or LLMW treatment facilities or disposal sites in the United States or any decrease in the treatment or disposal fees charged by such facilities or sites could increase the competition faced by the Company or reduce the competitive advantage of certain of the Company's treatment technologies.

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

There has been no change to the disclosure made in the Company's 1998 Form 10-K and 10-K/A.

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



                                 ATG INC.



Date:  November 15, 1999         By:   /s/ Steven J. Guerrettaz
                                       ------------------------
                                       Steven J. Guerrettaz
                                       Vice President - Chief Financial Officer
                                       (Principal Financial and Chief
                                       Accounting Officer)

                                 EXHIBIT INDEX


            Exhibit Number      Exhibit Description
            --------------      -------------------

            27.1          Financial Data Schedule