Form 10-K
period 1999-12-31
ATG INC
filed 2000-04-17
CIK 1054000

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the fiscal year ended December 31, 1999.

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

                                Yes  [X]         No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (Paragraph 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

On March 13, 2000, there were issued and outstanding 14,089,770 shares of Common Stock. The aggregate market value of Common Stock held by non-affiliates of the Registrant on that date was approximately $78,374,000 based on the closing sale price of the Common Stock, as reported by the NASDAQ National Market.


                      Documents Incorporated By Reference

Portions of the registrant's definitive proxy statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

General

  ATG Inc. (the "Company"), founded in 1976, is a radioactive and hazardous waste management company that offers comprehensive treatment solutions for low level radioactive waste ("LLRW") and low level mixed waste ("LLMW") generated by the Department of Defense ("DOD"), the Department of Energy ("DOE") and commercial entities such as nuclear power plants, medical facilities and research institutions. The Company's thermal treatment technologies achieve substantial volume and mass reductions for treated waste streams while encapsulating the non-volatile waste remains in a glass matrix (Richland, Washington) or metal matrix (Oak Ridge, Tennessee) for final disposal. Both of these final waste forms offer greater intrinsic safety and environmental benefits at competitive prices than either incinerator ash or non-thermal waste processing techniques.

  The Company is organized along two primary business lines, the Fixed Facilities Group and the Field Engineering Group. The Fixed Facilities Group operates the Company's fixed facilities in Richland, Washington and Oak Ridge, Tennessee, which are used to process LLRW and LLMW. The Fixed Facilities Group also performs nuclear related work at its customer sites which normally results in waste being sent to its fixed facilities for processing prior to disposal. The Company's fixed facilities operate under radioactive material licenses issued by the State of Washington for its Richland facilities and the State of Tennessee for its Oak Ridge facilities. Its radioactive materials licenses include reciprocity provisions that allow the Company to treat radioactive waste at customer sites in all fifty states. The Company's licenses and permits for its Richland, Washington facilities also include the most comprehensive mixed waste processing permit in the United States. The Company's mixed waste processing capabilities are presently anticipated to result in both substantial mixed waste revenue starting in 2000 and to also help attract additional wastes to its LLRW processing facilities.

  The Field Engineering Group performs a broad range of construction management
projects and hazardous waste remediation projects at customer sites.   Its
primary customer base is private industry and the DOD. It carries out both fixed price and time and materials contracts related to the clean-up of customer sites under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and the U.S. Resources Conservation and Recovery Act of 1976 ("RCRA"), asbestos abatement projects, as well as various specialized construction management projects, such as the construction of levies.

  In December 1998, the Company acquired certain assets and business lines from the former Molten Metal Technologies, Inc. (the "MMT Assets"). The MMT Assets included substantially all of the operating assets, contracts, licenses and permits associated with the wet waste treatment and catalytic extraction processing for ion exchange resins used to clean various nuclear power plant waste streams. Building upon the natural synergy between the acquired business lines and the Company's, nuclear (fixed facility) business lines, in 1999 the MMT Assets were integrated with the Company's Richland, Washington waste processing operations in a manner that permits customer waste processing needs to be addressed and directed to the processing location capable of providing the most efficient and economical treatment.

  The Company believes that it possesses a number of competitive advantages which distinguish it from other radioactive and hazardous waste management companies. These include a very broad and comprehensive spectrum of services, an extensive portfolio of licenses and permits that are both necessary to do business and that create barriers to entry for new competitors, the inherent cost-efficiency and environmental integrity of its waste treatment technologies, and its established positioning with commercial and government customers and its federal, state and local regulators. In particular, the Company's radioactive material licenses and its mixed waste permits are considered to be major competitive factors in its Fixed Facility business lines. The very long time periods (three to five years) and extensive public interactions required to obtain these licenses and permits constitute extensive barriers to entry that the Company believes provide far greater protection against competition than do the proprietary protections and patents associated with the technologies that it employs.


Market Overview

  General.   The worldwide environmental services industry is diverse and growing. Both in the US and abroad, this growth has been driven by extensive legislation and governmental regulations that are aimed at protecting the environment by requiring responsible parties to responsibly manage the nuclear and hazardous wastes that they generate and to clean up any already existing environmental hazards. According to industry sources, in 1998 U.S. companies generated $190 billion in environmental industry related revenue on a worldwide basis representing approximately 2.0% growth over 1997 revenue.

  Although much of the US environmental market is mature and marked by significant competition for environmental project work, the Company believes that the specific environmental services markets that it focuses on and, in particular, the treatment and disposal of LLRW and LLMW as well as the decommissioning of facilities contaminated with those wastes, face much more limited competition and thereby continue to command greater margins than many other environmental service areas. The following is a description of each of the markets the Company focuses on relative to the types of waste each market addresses.

  LLRW Treatment Market.   Radioactive waste is categorized as either high-level
radioactive waste (HLW) or low-level radioactive waste (LLRW). Such waste is generated by government facilities and by commercial enterprises such as nuclear power plants, medical laboratories and university and industrial research and development facilities. HLW is primarily comprised of spent nuclear fuel rods from nuclear reactors and highly radioactive waste generated by the processing of nuclear materials for weapons production. The Company does not handle or process HLW. LLRW is all radioactive material other than HLW.

  LLRW consists of relatively large amounts of common industrial waste materials that have become contaminated during use with generally small amounts of radioactivity. Such materials include equipment and tools that have been used in nuclear facilities and laboratories; protective clothing worn by radiation workers; and paper, rags, packing materials, and miscellaneous liquids and sludges that are waste by-products from nuclear manufacturing, power production, or medical or research applications. A special case of LLRW is ion exchange resins ("IER") that are used to clean various nuclear power plant process water streams. The IER act in a manner analogous to that of a magnet, pulling dissolved radioactive ions out of the nuclear process water via a chemical attraction for those ions. Through such cleaning processes, IER tend to accumulate significantly higher concentrations of radioactive materials than other LLRW which, accordingly, increases their handling and disposal costs.

  The Company had targeted the IER treatment market for its SAFGLAS(TM) process in early 1998 and began offering thermal processing for such resins with relatively low contamination levels. The acquisition of the MMT Assets in December 1998 moved the Company into the leadership position for IER treatment offerings and allowed the Company to process IER with significantly greater levels of radioactive contamination, thereby opening a broader spectrum of the IER market to the Company. The Company currently is the only provider of the full range of services leading to the final disposal of used IER serving the U.S. market. These services include dewatering the resins at customer sites or at the Company's fixed facilities to meet disposal requirements, selling a spectrum of proprietary High Integrity Containers (HICs) that are required for the disposal of IER and other very radioactive materials, thermally processing IER to achieve large (100:1) volume and mass reductions, and providing shielded transportation services via a large fleet of shielded casks in order to transport the IER in accordance with U.S. Department of Transportation ("DOT") and U.S. Nuclear Regulatory Commission ("NRC") regulations.

  The Company has been engaged in the business of handling, treating, storing, and disposing of LLRW since 1988. As of December 31, 1999, the Company was providing at least one of its LLRW service lines to greater than 90% of the commercial nuclear power plants in the U.S. The Company estimates that currently between $150 and $200 million is spent annually in the United States on the treatment of commercial LLRW. The Company believes that the size of the commercial LLRW treatment market in the United States will continue to increase over the next decade as the result of the expected decommissioning of older nuclear power plants in the United States. The Company also believes that significant demand exists in the United States for the volume and mass reduction of commercially generated LLRW, as there are at present only two full-service disposal sites in the nation accepting such waste. Moreover, one of those, Barnwell in South Carolina, has announced substantial graduated cutbacks in the quantities of nuclear wastes it will accept that will result in phasing out all wastes from outside the Atlantic Compact over the next seven years.

  The Barnwell disposal site, which currently services the majority of commercial LLRW generators in the United States, has increased its disposal fees by approximately 300% over the past five years. The current disposal fees at this site are approximately $4.00 to $7.00 per pound ($400 per cubic foot), depending upon the waste's density and activity levels. The disposal fees charged by the disposal site in Richland, Washington, the other fully permitted LLRW disposal site, are significantly lower than those charged by the Barnwell site, but this site is only permitted to accept waste generated in the eleven Northwestern states. There is also a disposal facility in Clive, Utah that also charges disposal fees significantly lower than those charged by the Barnwell site, but it is currently permitted to accept only LLRW with lower concentrations of radioactivity than that accepted by either Barnwell or the Richland site.

  At the present time the Company is the only company providing a full range of thermal treatment services for LLRW in the U.S. GTS Duratek, Inc. ("Duratek") provides incineration of some LLRW but not IER. A new market entrant, Studvik Inc. ("Studvik"), intends to provide IER pyrolysis services but has yet to attain commercial operating status.

  The federal government, principally the DOE and DOD, have generated very significant amounts of LLRW that are largely stored on federal government sites. The DOE, which owns most of those wastes, estimates that it has in excess of 53 million cubic feet of LLRW either currently stored or expected to be generated during the next 20 years at its facilities throughout the United States. The DOE also estimates that the total treatment and disposal costs for its LLRW will exceed one billion dollars through the year 2010.

  LLMW Treatment Market. Low-level mixed waste is low-level radioactive waste co-mingled with hazardous substances regulated by the Resource Conservation and Recovery Act of 1976 ("RCRA") and/or toxic substances regulated by the Toxic Substances Control Act of 1976 ("TSCA"). LLMW results from a variety of activities such as the processing of nuclear materials used in nuclear weapon production, nuclear energy research, and the generation of nuclear power. The clean-up of government-generated LLMW is driven by the Federal Facilities Compliance Act of 1992 (the "FFCA"), which requires that radioactivity-contaminated federal facilities meet waste clean-up targets by specified dates. For example, DOE-Hanford is required to commence non-thermal treatment of the LLMW stored there by September 30, 1999, and thermal treatment of such waste by December 31, 2000.

  Significant quantities of untreated LLMW have accumulated in the United States, as approved treatment solutions applicable to a broad range of such waste streams have previously not been available. The DOE estimates that there is in excess of 7.7 million cubic feet of LLMW either currently stored or anticipated to be generated over the next two decades throughout the United States at DOE facilities alone. The DOE also estimates that the treatment costs for its LLMW will exceed one billion dollars through the year 2010. The Company is not aware of any reliable estimates of the existing backlog of commercially generated LLMW awaiting treatment at generators' sites, as there are no requirements for commercial generators to report that information. However, according to a survey study sponsored by the NRC and the U.S. Environmental Protection Agency ("EPA"), approximately 140,000 cubic feet of LLMW was commercially generated in the United States in 1990. The Company believes that the size of the commercial LLMW treatment market in the United States will increase significantly in connection with the expected decommissioning of nuclear power plants in the United States over the next decade.

  The Company has successfully permitted, financed, and is currently constructing the most comprehensive commercial LLMW treatment facility in the U.S. That facility, a portion of which commenced operations in December of 1999, will provide non-thermal treatment of RCRA mixed wastes requiring stabilization and will provide thermal treatment of both RCRA and TSCA mixed wastes that require high temperature treatment to destroy hazardous constituents prior to disposal.

  The Company has already won a number of commercial and federal contracts for the treatment of mixed wastes and initiated the non-thermal treatment of DOE generated mixed wastes under one such contract in December of 1999. All of the Company's mixed waste treatment service lines are anticipated to be operational during the year 2000 as the construction of its LLMW facilities is currently proceeding on schedule.

  Hazardous Waste Treatment Market. Hazardous waste is waste that is classified as hazardous under RCRA and/or toxic under TSCA. The list of "hazardous substances" covered by these laws is extensive and includes a large number of chemicals, metals, pesticides, biological agents, toxic pollutants and other substances. The Company is not engaged in the large but highly competitive hazardous waste treatment market other than through the environmental restoration services provided by its Field Engineering Group. Historically, the Company has processed a broad range of hazardous substances at client sites during the execution of environmental restoration projects.

Waste Treatment Technologies

  A summary description of the Company's principal waste treatment technologies for LLRW and LLMW is provided in the following table:

---------------------------------------------------------------------------------------------------
                                      PRINCIPAL TECHNOLOGIES
---------------------------------------------------------------------------------------------------
                      Waste
                     Streams         Nature of
Technology           Treated          Process                  Operating Status
------------------------------------------------------------------------------------------------------
SAFGLAS(TM)           LLRW            High             Commercial operation commenced in September
                                   Temperature         1997
                                     Thermal
------------------------------------------------------------------------------------------------------
GASVIT                LLMW            High             Commercial operation scheduled for October 2000
                                   Temperature
                                     Thermal
------------------------------------------------------------------------------------------------------
CATALYTICS             IER            High             Commercial operation commenced in 1997
                                    Temperature
                                      Thermal
------------------------------------------------------------------------------------------------------
WET WASTE              IER          De-Watering        Commercially operational for over five years
 SERVICES
------------------------------------------------------------------------------------------------------
AWPS                 LIQUIDS         Polymer           First system delivered March 1999
                                  Assisted High
                                   Efficiency
                                      Water
                                   Filtration
------------------------------------------------------------------------------------------------------
RVR                 LIQUIDS/        Moderate            Commercially operational for over five years
                     SLUDGES       Temperature
                                     Thermal
------------------------------------------------------------------------------------------------------

The core technology employed in the SAFGLAS(TM) and GASVIT systems is vitrification. Vitrification technologies have been successfully used in Europe for over thirty years, principally in the area of HLW treatment and are used by the DOE currently for HLW. The EPA has identified vitrification as the Best Demonstrated Achievable Technology (BDAT) for the treatment of HLW, and the Company believes that vitrification will prove to be equally effective in the treatment of waste contaminated with lower levels of radioactivity. In addition, the vitrification process results in significantly less effluents than the more traditional incineration methods of waste treatment. Accordingly, the Company believes vitrification is widely perceived as an environmentally superior waste treatment method.

     SAFGLAS(TM)-Thermal Treatment of LLRW by Vitrification. The SAFGLAS(TM) system treats a broad spectrum of LLRW in the form of dry active wastes (protective clothing, paper, rags, plastics, wood), low level activity resins, aqueous based liquids and sludges, and oils, which eliminates the customer's need to pre-sort wastes to fit the specialized capabilities of a particular waste processor's technology. The SAFGLAS(TM) system can reduce the volume of the input waste by a factor of up to 200 to 1 and the mass of the input waste by up to 96%. The Company believes that the highly stable and leach-resistant nature of the glass produced by the SAFGLAS(TM) process, as compared to incineration ash, will be significant for waste generators concerned with the potential long-term liabilities associated with the land disposal of LLRW.

The basic SAFGLAS(TM) system has been enhanced through the addition of a high temperature bulk processing unit (BPU) that processes a wide range of LLRW. Because the BPU exhausts into the second chamber of the basic SAFGLAS(TM) unit, the Company refers to the combination of these integrated technologies as the SAFGLAS(TM) system. The BPU offers the advantage of allowing each customer's waste to keep its own identity and not to be commingled during processing. The Company believes that this will offer a significant competitive advantage when the Barnwell site limits its acceptance of wastes and some customers opt for having the waste processed for volume reduction and then returned for on-site storage.

     GASVIT-Thermal Destruction of LLMW by Gasification/Vitrification. The Company has acquired licensing rights to use a proprietary plasma arc technology developed by Integrated Environmental Technologies, LLC ("IET"), for the treatment of LLMW. The IET plasma arc technology is being integrated with the Company's technologies to form the GASVIT system. The GASVIT system will be used as the primary component in the Company's LLMW thermal processing facility. Materials are fed into a process chamber where the organic materials are destroyed in a flameless process. As with the SAFGLAS(TM) system process, the end result of the GASVIT system process is a glass material. The GASVIT system can reduce the volume of the input waste by a factor of up to 200 to 1, and the mass of the input waste by a factor of up to 96%. A 50 lbs./hr. prototype gasification/vitrification process chamber has been in operation at IET's facilities in Richland, Washington since June, 1997. The GASVIT system is being licensed for a total throughput of 12,000 pounds per day; however, the initial unit will provide only 50% of the permitted capacity. The Company intends to add another unit as its capacity needs increase.

     CATALYTICS-Thermal Destruction of IER. IER with significant radionuclide concentrations are destroyed in a patented and licensed high temperature non-incineration process which provides high volume and mass reductions similar to those provided by SAFGLAS(TM). The non-volatile remains are encapsulated in a metal matrix for disposal.

     WET WASTE SERVICES-Dewatering, packaging, and shielded transportation of IER. The Company holds patent and other rights for a variety of licensed HICs used to hold IER during transportation and disposal. It also has the patent rights and ownership for approximately 50% of the nation's heavily shielded casks that are used to safely transport IER in accordance with DOT regulations. Additionally, the Company provides proprietary equipment and services to remove water from IER prior to transportation and disposal to meet DOT and disposal site criteria, achieving in the process moisture removal levels considerably beyond those achievable by competing technologies.

     AWPS - Advanced Treatment Through Filtration. AWPS is used for the removal of suspended and dissolved impurities from nuclear power reactor water streams. The Company employs a variety of technologies for which it holds either patent or licensing rights to treat a broad range of nuclear power plant liquid waste/process streams. The proprietary processes used by the Company pre-treat the water in a manner that increases the efficiency of filtration and the filter lifetimes ten-fold greater than competing technologies. The Company believes the market for water treatment services exceeds $100 million annually and that its AWPS system provides advantages that will allow the Company to establish a major role in that market. One of its AWPS units was installed in a commercial nuclear power plant in late 1999 and four pilot units are already scheduled for installation and testing at commercial nuclear power plants in 2000.

     RVR-Radioactive Volume Reduction of Liquid Wastes and Sludges. This patented, moderate temperature, vacuum evaporation process provides a portable and economic method for transforming radioactive liquids and sludges into dry powders and, if desirable, recovering the water for reuse. The Company employs RVR systems at its Tennessee facilities to treat its own secondary wastes as well as customer wastes. The RVR process has also been used for commercial nuclear projects throughout the US. In addition, the Company sells RVR units to foreign power reactor operators.

Operations and Services

  The Company provides radioactive and hazardous waste management services through its Fixed Facilities Group and its Field Engineering Group.

  Fixed Facilities Group. The Fixed Facilities Group operates the Company's LLRW and LLMW treatment facilities in Richland, Washington and Oak Ridge, Tennessee and also provides shielded transportation services and on-site services at its customers' facilities. The primary treatment facilities are located on a 45-acre parcel of land owned by the Company in Richland, Washington which is adjacent to the DOE's Hanford Reservation. The Company's Richland facility is one of the largest commercial radioactive waste treatment facilities in the United States. This facility is currently licensed to handle, treat and store a wide variety of LLRW. In addition, the facility is currently licensed to handle, treat and store a wide variety of non-thermal LLMW and must complete its demonstration testing to become fully operational for thermal LLMW treatment for both commercial and government generators. The Company also owns a 40,000 square foot licensed facility on a seven acre site in Oak Ridge, Tennessee where it thermally processes IER and non-thermally processes both IER and radioactive sludges that are not suitable for thermal processing. A third licensed site owned by the Company is a 16 acre facility in Columbia, SC which is used to maintain and store equipment used for wet waste field projects throughout the U.S. Finally, the Company owns a four-acre facility in Fremont, California which houses the Company's corporate offices, as well as an LLRW storage and transfer station that supports its Richland operations. The Company utilizes a fleet of Company-owned trucks to transport waste intra-state to or from its Richland and Fremont facilities, and utilizes third party commercial carriers to transport waste inter-state to or from these facilities.

  LLRW Treatment Services. Since 1988, the Company has treated and recycled several million pounds of LLRW at its Richland facilities. Since being placed in operation in September 1997, the SAFGLAS(TM) system has processed in excess of 4 million pounds of LLRW. In addition to the DOE, DOD and other agencies of the U.S. government, customers for the Company's LLRW treatment services include over 90% of the nation's nuclear power plants, many major corporations, and numerous universities, laboratories, hospitals and other research and medical institutions.

  LLMW Treatment Services. In early 1995, the Company began the licensing, design and facility construction process for a mixed waste treatment and storage facility to be sited at its Richland facilities. That permit was issued in July 1999 and construction of the facility commenced shortly thereafter financed by the proceeds from the issuance of $27 million in tax-exempt Solid Waste Revenue Bonds by the Port of Benton in Washington State.

  The construction of the Company's mixed waste facilities is being carried out in a phased manner such that those portions of the facility that can be brought on line more rapidly are completed and made operational first. Accordingly, although the overall facility will not be fully complete until the early fall of 2000, the Company was able to successfully receive and process certain mixed wastes in late 1999 and will continue to expand its mixed waste processing throughout 2000. The mixed waste processing can generally be categorized as thermal and non-thermal consistent with requirements established by the EPA that dictate how various types of mixed wastes much be processed prior to disposal.

  Non-thermal mixed waste processes are generally intended to chemically stabilize mixed waste materials and/or encapsulate the wastes in a manner that renders them sufficiently immobile for land disposal. The Company's permit provides for four non-thermal mixed waste process lines designed to meet the EPA's RCRA mixed waste treatment specifications. The Company's mixed waste permit also provides for one thermal process line that is designed to thermally destroy RCRA and TSCA organic constituents in the mixed wastes that the EPA has determined require thermal destruction prior to disposal. The Company will use a proprietary high temperature plasma process to destroy RCRA and TSCA organic mixed wastes. That process, which the Company calls "GASVIT", will destroy the organic constituents in the mixed wastes in a manner that fully meets the EPA requirements without the use of incineration.

  In November 1995, the DOE awarded the Company, in a competitive bidding process, the first privatized contract to thermally treat LLMW generated by the DOE Hanford Reservation. This contract has a maximum value to the Company of $24 million for treating 175,000 cubic feet of waste over ten years. Subsequently, in September 1997, the DOE awarded the Company the first privatized contract to non-thermally treat LLMW generated by the Hanford Reservation. This contract has a maximum value to the Company of $5 million over a three-year period which commenced in December 1999 when the Company began to non-thermally treat LLMW under that contract. More recently the Company has been awarded several additional contracts to treat mixed wastes generated by several other DOE facilities across the US, by various commercial research and manufacturing companies, and by commercial nuclear utility companies.

  Field Engineering Group. The principal services provided by the Company's Field Engineering Group are the environmental restoration of sites contaminated with hazardous wastes and certain construction management contracts such as levee construction. The Company's comprehensive capabilities include site investigation, characterization and assessment, negotiation with regulatory agencies and procurement of required regulatory approvals, preparation of feasibility and remedial design studies, removal and remediation actions, construction, waste brokerage and transportation.

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

  Environmental Restoration Services. The Company has historically concentrated on environmental removal and remediation actions at contaminated DOD sites. There are over 420 DOD sites contaminated with LLRW or LLMW. According to industry sources, DOE subcontracted spending for environmental remediation in 1998 was $1.85 billion, up 7% from 1997 and projected to continue growing for 10 to 15 years. DOD environmental restoration spending is approximately 50% of DOE spending or approximately $0.94 billion for 1998.

  Since 1989 the Company has executed more than 225 field-engineering projects relating to the environmental restoration of sites contaminated with LLRW, LLMW, or hazardous waste throughout the United States and U.S. territories. In addition, the Company is currently performing under three Total Environmental Restoration Contracts (TERCs) with the U.S. Army Corps of Engineers, two Pre-placed Remedial Action Contracts (PRACs) with the U.S. Army Corps of Engineers, two Remedial Action Contracts (RACs) with the U.S. Navy and four environmental restoration contracts with the DOE, collectively covering a 40 state area.

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

Customers

  The Company's services are provided to a broad range of commercial and federal, state and local government clients in the United States. Demand for the Company's services and the distribution of such demand are influenced by the level of implementation and enforcement of existing and new environmental regulations, funding levels for government projects and spending patterns of commercial clients.

  Primarily due to its technical expertise, extensive portfolio of environmental licenses and permits and full-service capabilities on-site, the Company has successfully bid on and executed a substantial number of waste treatment, environmental restoration, D&D and other contracts with commercial customers, the DOD, DOE and a number of other federal government agencies, as both a prime contractor and as a subcontractor. In general, the Company's business mix has recently been trending towards an increase in the percentage of revenue attributable to commercial clients, due to the commercial business volume handled by its fixed facilities since the commencement of SAFGLAS(TM) operation in late 1997 and the acquisition of the MMT Assets in late 1998. In fiscal 1999, 1998, and 1997, the percentage of the Company's total revenue attributable to federal government contracts was approximately 27%, 55%, and 71%, respectively. While the Company expects its commercial revenues to continue to grow, the fact that most of the mixed waste in the U.S. is owned by the federal government is anticipated to result in significant growth in its federal revenue as well. One contract with the U.S. Air Force accounted for 14% of the Company's total revenue in the year ended December 31, 1998. One contract with the U.S. Army Corps of Engineers- Sacramento District accounted for 21.0% of the Company's total revenue in the year ended December 31, 1997. The Company also serves numerous commercial clients, including large industrial concerns, nuclear power plants, hospitals, laboratories and other medical institutions, and universities. A substantial portion of the Company's commercial work represents new contracts awarded by existing clients. No single commercial client accounted for 10% or more of the Company's revenue in fiscal years 1999, 1998 or 1997.

Sales and Marketing

  The Company relies on a direct sales and marketing staff of approximately 10 employees, its executive management team and project managers, and brokers and other intermediaries, to market its waste treatment and field engineering services nationwide and internationally. Historically, the Company relied on discrete waste treatment projects and limited term remediation projects that typically involved planned clean-ups of sites that were contaminated in the normal course of manufacturing activity or quick response clean-ups of spills. The Company now targets its marketing efforts on large, multi-year private sector and government site-specific and term contracts in the areas of LLRW and LLMW treatment, environmental restoration and nuclear facility D&D.

  The Company focuses its marketing resources on higher margin markets where it has technological or licensing advantages over potential competitors. The Company also focuses on continually strengthening its relationships with existing and target customers believing that relationship selling is important as customers display an increasing desire for good, reliable service. Accordingly, the Company deploys operators at customer sites and targets a high frequency of quality customer interactions by its sales force directed at better identifying and resolving its customers' problems. The Company believes that these strategies have been validated by the significant revenue growth it has experienced over the past three years.

  The Company also intends to offer its SAFGLAS(TM) and GASVIT vitrification technologies for on-site treatment of LLRW and LLMW in selected Pacific Rim markets. The Company believes that the high cost of LLRW and LLMW disposal costs in a number of Pacific Rim countries favors thermal treatment for such wastes, while regulatory restrictions and other environmental concerns may limit incineration as a treatment process.

  To further promote use of its technologies and to establish strategic alliances designed to accelerate its penetration of selected Pacific Rim markets, the Company has entered into exclusive technology transfer agreements covering its technologies for Hong Kong, Taiwan, and The People's Republic of China. These agreements require the Company to provide assistance and know-how to its alliance partners who, in turn, have the right to market the Company's technologies in these territories. The Company will share in any profits generated from those efforts and will also receive a royalty on revenue generated by the use of its vitrification technologies. The Company is entitled to independently pursue opportunities or to terminate the agreements within those territories if its alliance partners are not actively and successfully marketing its technologies, or, if certain minimum revenues are not achieved in those territories within specified periods.

Competition

  In general, the radioactive and hazardous waste management industry is highly competitive. The Company faces varying levels of competition in its current and planned business lines. The Company believes that it currently has only one principal competitor, Duratek, for the thermal treatment of domestic LLRW, a handful of small to mid-size competitors in the non-thermal treatment of domestic LLRW, and one potential competitor for thermally treating IER. The Company has a non-compete agreement with Duratek that precludes Duratek from processing commercial IER. With respect to the domestic LLMW treatment market, the Company believes that there are only four other companies currently commercially processing LLMW at their own facilities, all of which are doing so under limited licenses which restrict them from accepting a broad spectrum of low-level mixed waste streams. The Company believes that its mixed waste permit and mixed waste processing facility provide the most comprehensive commercial mixed waste treatment capabilities in the US.

  The Company also faces competition from LLRW disposal facilities in that the volume and mass reduction achieved by its LLRW processing must be at a cost that provides an economic incentive to the generator relative to the options of direct disposal at such a facility, as most LLRW does not require treatment in order to meet the acceptance criteria of at least one such U.S. facility. For example, when the commercial LLRW disposal site in Clive, Utah recently expanded its acceptance criteria allowing it to receive waste with radioactivity levels higher than it was previously permitted to accept, the Company saw a greater level of competition for the affected wastes, as certain generators in the geographic area proximate to this facility that previously would have had the waste treated prior to disposal have found it economical to apt for direct disposal. While the Company is aware that one or more other companies are interested in developing commercial LLRW disposal sites, the likelihood of their success does not appear to be high based upon the public sensitivity to radioactive materials in the U.S. Nonetheless, any change in the pricing of licensed commercial LLRW disposal in the U.S. will affect the competition faced by the Company, with increasing prices decreasing the competition and decreasing prices increasing the competition the Company faces.

  The nuclear facility D&D market is highly competitive, with numerous companies of varying size, geographical presence and capabilities participating in a variety of niche areas. The two predominant trends are for nuclear facility owners to either procure the services of a large engineering construction company to be the general manager for D&D services or for the owners to self perform the general management function. The Company believes that fewer than six companies have the capability of fulfilling the general management role for commercial nuclear power plant D&D, and that none of those companies nor owners also have sufficient in-house commercial waste processing capabilities to fully address the waste management issues presented by D&D. The Company believes that this will require the general managers for commercial nuclear power plant D&D activities, whether a contractor or the owner, to procure the services of one of the two full service nuclear waste processing companies to assist them with waste management. The Company further believes that the forward going trend will be for the general managers to avail themselves of the services of more than one waste processing company in order to ensure competitive pricing for D&D waste management services.

  The Company believes that the principal competitive factors applicable to all areas of its business are price, breadth of services offered, range and breadth of environmental licenses and permits held, reputation for customer service and dependability, technical proficiency and environmental integrity, operational experience, quality of working relations with federal, state and local environmental regulators and proximity to customers and licensed waste disposal sites. The Company believes that it is, and will continue to be, able to compete favorably on the basis of these factors. The Company also believes that it has several competitive advantages, including its vitrification and IER technologies, the patents it holds, broad range of environmental services offered, ability to provide in-house full-service environmental solutions at customers' sites, the range and breadth of environmental licenses and permits held and applied for, including, without limitations, its radioactive material licenses and mixed waste permits, geographical positioning, and integrated technological approach to waste treatment solutions.

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

Intellectual Property

  The Company regards aspects of its waste treatment technologies and know-how as proprietary and uses a combination of trade secret and trademark laws, employee and third party non-disclosure agreements, licenses from owners of patents and other intellectual property rights, and other methods to protect such technologies and know-how. The Company has received a patent for the SAFGLAS(TM) system as incorporating a multi-zone process chamber. The Company holds a number of patents on the thermal and non-thermal processes and equipment it utilizes for IER processing at its Oak Ridge, Tennessee facilities and at its customer's sites, as well as for the HICs and shielded shipping casks used for the transportation of IER. It also holds the licenses and permits for its Washington and Tennessee facilities and possesses the engineering craft knowledge required to cost-effectively operate, maintain, and enhance the permitted status of those facilities. The Company believes that the ownership of patents is not presently a significant factor in its business and that its success does not depend on the ownership of patents. However, there can be no assurance that the Company will be successful in protecting the proprietary aspects of its technology, nor that its proprietary rights will preclude competitors from developing waste treatment technologies equivalent or superior to that of the Company. In addition, effective protection for the proprietary aspects of the Company's technologies may be unavailable or limited in certain foreign countries. While the Company is not aware that any of its waste treatment technologies infringe the rights of any third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to its existing or future waste treatment technologies.

  The Company from time to time licenses the rights to use the intellectual property of third parties embodied in certain subsystems of the Company's technologies. In particular, the Company licenses certain such rights from the owner of the patented technology embodied in the basic SAFGLAS(TM) system melter and from IET in connection with the design, construction and use of the melter incorporated into the GASVIT system. The former license is non-exclusive and royalty-free, but requires the Company to pay to the owner of the patent a license fee in the amount of $35,000 for each SAFGLAS(TM) process chamber built by the Company during a five-year period. With respect to any melter purchased by the Company from IET, other than the two units it has initially contracted to purchase, the Company's license with IET requires the payment of a royalty fee to IET in the amount of 3% of the gross revenue generated by the Company from processing radioactive waste using a treatment system incorporating such a melter. The Company from time to time receives letters of inquiry from the owners of patents requesting that the Company demonstrate that the technology licensed to the Company by third parties does not infringe such patents. The Company routinely refers these letters of inquiry to such licensors, who are required pursuant to the terms of their license agreements with the Company to defend the Company against infringement claims asserted by third parties relating to the licensed technology and to indemnify the Company against any resulting losses. With respect to each such letter of inquiry previously received by the Company, the Company has been advised by the licensor that, in the judgement of the licensor, the licensed technology as used by the Company did not infringe the subject patents.

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

  The Company believes that its compliance with environmental laws and regulations will not have a material effect on its capital expenditures, earnings or competitive position, except with respect to capital expenditures for environmental control facilities. The Company expects that the amount of such expenditures required to be made in 2000, particularly in connection with the construction of the mixed waste facility to be sited at the Company's Richland facilities, will be material.

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

  The Company initiated the mixed waste licensing process for its Richland facilities in 1995 and commenced non-thermal mixed waste treatment there in the fourth quarter of 1999. In March of 1995, the Company submitted a siting application to the Washington State Department of Ecology ("WDOE"). After conducting two different public hearings, WDOE approved the Company's siting application in December of 1995. Immediately after procuring this approval, the Company submitted a RCRA Part A and Part B permit application to WDOE for an integrated waste treatment plant utilizing stabilization, macro-encapsulation, physical extraction and other non-thermal treatment processes. In 1996, the application was amended to include the processing of mixed wastes using the GASVIT thermal treatment technology. A copy of the application was also submitted to the EPA for a joint EPA/WDOE permitting process covering PCBs under TSCA regulation. The Company presently anticipates to complete its thermal demonstration testing and receive approval to become fully operational prior to the end of the third quarter of fiscal 2000.

  The Company is required to obtain a radioactive waste import permit from the NRC when it is engaged in the business of treating LLRW and LLMW received from foreign generators at its fixed facilities.

 Employees

  At December 31, 1999, the Company employed 469 full-time employees. To date, the Company has been successful in attracting and retaining qualified managerial and technical personnel, although there can be no assurance that this success will continue.

  At December 31, 1999, 118 of the Company's employees were represented by labor unions under collective bargaining agreements. The Company cannot predict whether any of its employees who currently are not represented by unions will elect to be so represented in the future. The Company considers its relations with its employees to be good and has never experienced a work stoppage or strike.

 Factors Affecting Future Operating Results

  The Company's business is subject to the following risks and uncertainties, in addition to those described elsewhere.

  Dependence on Government Licenses, Permits and Approvals

  The radioactive and hazardous waste management industry is highly regulated. The Company is required to have federal, state and local governmental licenses, permits and approvals for its waste treatment facilities and services. The Company must complete its thermal demonstration testing to receive approval to become fully operational at its LLMW processing facility in Richland, WA. There can be no assurance as to the successful outcome of any pending application or demonstration testing by the Company for any such license, permit or approval, and the Company's existing licenses, permits and approvals are subject to revocation or modification under a variety of circumstances. Failure to obtain timely, or to comply with the conditions of, applicable licenses, permits or approvals could adversely affect the Company's business, financial condition and results of operations. As its business expands and as it introduces new technologies, the Company will be required to obtain additional operating licenses, permits or approvals. It may be required to obtain additional operating licenses, permits or approvals if new environmental legislation or regulations are enacted or promulgated or existing legislation or regulations are amended, re-interpreted or enforced differently than in the past. Any new requirements which raise compliance standards may require the Company to modify its waste treatment technologies to conform to more stringent regulatory requirements. There can be no assurance that the Company will be able to continue to comply with all of the environmental and other regulatory requirements applicable to its business.

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

  Need for Additional Capital

  The Company believes that it will need additional financing for working capital and capital expenditure requirements in order to implement its long-term business plan. The Company successfully obtained approximately $27 million to finance the construction of its LLMW facility in Richland, Washington through the issuance of tax-exempt Solid Waste Revenue Bonds. There can be no assurance that the Company will successfully complete construction of the facility with the capital financing that it has raised or that if additional capital is required that it will be obtained on terms that are advantageous to the Company. If the Company is not successful in raising additional capital, it will need to curtail or scale back its planned expansion, which could adversely affect the Company's business, financial condition and results of operations.

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

  Management of Growth

  Since 1994, the Company has experienced significant growth, attributable in large part to an increase in the number and size of contracts awarded. In December 1998, the Company acquired new business lines that contributed to increased growth in 1999. Also in 1999, the Company began construction of its new LLMW facility that is anticipated to contribute to increased growth in 2000 and beyond. The Company is currently pursuing a business plan intended to further expand its business domestically and internationally. The Company's historical growth has placed, and any future growth may place, significant demands on its operational, managerial and financial resources. There can be no assurance that the Company's current management and systems will be adequate to address any future expansion of the Company's business. In such event, any inability to manage the Company's growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

  Equipment Performance; Safety and License Violations

  The Company's ability to perform under current waste treatment contracts and to successfully bid for future contracts is dependent upon the consistent performance of its waste treatment systems at its fixed facilities in conformity with safety and other requirements of the licenses under which the Company operates. The Company's fixed facilities are subject to frequent routine inspections by the regulatory authorities issuing such licenses. The Company's SAFGLAS(TM) system was shutdown from September 5 to September 28, 1999 due to an equipment failure, and the Company has experienced other shutdowns of its facilities for short periods of time in the past. In the event that any of the Company's principal waste treatment systems were to be shut down for any appreciable period of time, either due to equipment breakdown or as the result of regulatory action in response to an alleged safety or other violation of the terms of the licenses under which the Company operates, the Company's business, financial condition and results of operations could be materially adversely affected.

  Competition

  In general, the market for radioactive and hazardous waste management services is highly competitive. The Company faces competition in its principal current and planned business lines from both established domestic companies and foreign companies attempting to introduce European waste treatment technologies into the United States. Many of the Company's competitors have greater financial, managerial, technical and marketing resources than the Company. To the extent that competitors possess or develop superior or more cost-effective waste treatment solutions or field service capabilities, or otherwise possess or acquire competitive advantages compared to the Company, the Company's ability to compete effectively could be materially adversely affected. Any increase in the number of licensed commercial LLRW and/or LLMW treatment facilities or disposal sites in the United States or any decrease in the treatment or disposal fees charged by such facilities or sites could increase the competition faced by the Company or reduce the competitive advantage of certain of the Company's treatment technologies.

  International Expansion

  A key component of the Company's long-term business plan is to expand its business into selected Pacific Rim markets. There can be no assurance that the Company or its strategic alliance partners will be able to market its technologies or services successfully in foreign markets. In addition, there are certain risks inherent in foreign operations, including general economic conditions in each country, varying regulations applicable to the Company's business, seasonal reductions in business activities, fluctuations in foreign currencies or the U.S. Dollar, expropriation, nationalization, war, insurrection, terrorism and other political risks, the overlap of different tax structures, risks of increases in taxes, tariffs and other governmental fees and involuntary renegotiation of contracts with foreign governments. In particular, recent economic instability in certain Pacific Rim countries could substantially impede the Company's targeted expansion into that region. In such event, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that laws or administrative practices relating to taxation, foreign exchange or other matters of foreign countries within which the Company operates or will operate will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operation.

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

Item 2. Properties

  The Company's principal properties, all of which are owned by the Company, are located in Richland, Wash., Fremont, Calif., Oak Ridge, Tenn., Columbia, S.C. and Aiken, S.C., and occupy 45, four, 12, 16, and 30 acres, respectively. The facilities sited on the Richland property presently consist of 16 buildings, covering an area of approximately 157,000 square feet, devoted to the Company's existing LLRW and existing and future LLMW treatment operations. The Company presently plans to construct one additional building on this site of approximately 9,000 square feet. The facilities sited on the Fremont property consist of a 40,000 square foot corporate office building and LLRW storage area. The facilities sited on the Oak Ridge property consist of a 40,000 square foot building devoted to LLRW resin treatment operations, a 6,000 square foot office building, and several modular office buildings. The Columbia property includes a 10,000 square foot building that is principally used for storage and maintenance of equipment used in wet waste treatment. The Company's Aiken property has not been developed to date.

  In addition, the Company leases an approximately 1,200 square foot project management office in Honolulu, Hawaii, and two approximately 4,000 square foot project management offices in Oak Ridge, Tennessee. The Honolulu lease expires in June 2000 and the Oak Ridge leases expire in August 2000 with three one-year extensions available.

  The Company's Fremont property is encumbered by a deed of trust (the "First Deed of Trust") securing the performance of the Company under a $1.5 million Promissory Note held by Midland Loan Services. The First Deed of Trust provides for an interest rate of 9.5% per annum, a maturity date of December 2001, monthly payments of principal and interest of $13,736 and a balloon payment at maturity. At December 31, 1999, the principal amount secured by the First Deed of Trust was approximately $1,401,000.

  The Company's Fremont property is also encumbered by a second deed of trust (the "Second Deed of Trust") securing the performance of the Company under a $1.9 million line of credit facility with General Bank. The credit facility provides for a variable annual interest rate equal to the bank's reference rate, 9.25% at December 31, 1999, and a maturity date of July 31, 2000. At December 31, 1999, the principal amount secured by the Second Deed of Trust was approximately $1.7 million.

  The Company's Richland property is encumbered by a deed of trust (the "Richland Deed of Trust") securing the payment by the Company of a $750,000 Promissory Note held by West One Bank (the "West One Note"). The West One Note provides for an interest rate of 8.75% during the first 42 months and an interest rate of prime plus 2.75% (with a ceiling of 12% and a floor of 5.5%) during the final 42 months until maturity, 11.0% at December 31, 1999. The principal balance secured by the Richland Deed of Trust was approximately $103,000 at December 31, 1999.

  The Company's Oak Ridge property is encumbered by a first mortgage (the "Oak Ridge Mortgage") securing the payment by the Company of a $401,000 Promissory Note held by Suntrust Bank (the "Suntrust Note"). The Suntrust Note provides for an interest rate of 8.125% per annum, a maturity date of July 2006, monthly payments of principal and interest of $4,900 and a balloon payment at maturity. At December 31, 1999, the principal balance secured by the Oak Ridge Mortgage was approximately $392,000. There are no encumbrances on the Company's Columbia or Aiken, South Carolina properties.

  The Company believes that its existing and planned facilities will support its operations for the foreseeable future and are adequately covered by insurance.

Item 3. Legal Proceedings

  In June 1992, the Company entered into a contract with the U.S. Army under which the Company acted as the prime contractor to "surface clear" expended ordnance from a firing range at Fort Irwin, California (the "Fort Irwin Contract"). In March 1997, a piece of ordnance exploded on the premises of a scrap metal dealer (the "Scrap Dealer") in Fontana, California. An employee of the Scrap Dealer died in the accident. Although the Scrap Dealer had purchased expended ordnance and other military scrap metal from a number of military facilities, including Fort Irwin, the Scrap Dealer indicated that the ordnance which exploded was purchased from Fort Irwin. The U.S. Army contended that a subcontractor to the Company on the Fort Irwin Contract (the "Subcontractor") had improperly certified ordnance cleared from the Fort Irwin firing range as free of hazardous and explosive material prior to the sale of such ordnance to the Scrap Dealer. As a result, the U.S. Army terminated the Fort Irwin Contract for default, and demanded repayment from the Company of alleged reprocurement costs totaling $945,000. The Company believes it fully complied with the terms of the Fort Irwin Contract and applicable laws and regulations and challenged the default termination in an action against the U.S. Army filed in the Court of Federal Claims in July 1997. In July 1998, the U.S. Army and the Company settled the matter. The termination for default was rescinded and the Company agreed to no longer bid on surface-clearing work at active U.S. Army firing ranges.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

  No matters were submitted to a vote of shareholders during the fourth quarter of the Company's 1999 fiscal year.



                                    PART II


Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

  The Common Stock of the Company is traded on the NASDAQ National Market under the symbol "ATGC." The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock (as reported by NASDAQ):

                      PERIOD               HIGH           LOW
                     --------             ------        -------
           First Quarter 1999               10           6 1/8
           Second Quarter 1999            8 1/2          6 1/2
           Third Quarter 1999               7            4 9/16
           Fourth Quarter 1999            5 3/4            4

As of March 21, 2000, there were over 1,800 holders of record of the Company's Common Stock. The Company has never declared or paid a cash dividend on its Common Stock and is at present restricted from paying any such dividends by the terms of its existing line of credit facility. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data (In Thousands, Except Per Share
        Data)

  The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                          Years Ended December 31,
                                                                 ----------------------------------------------
                                                                   1999     1998      1997      1996      1995
                                                                 -------  --------  --------  --------  -------
Statement of Operations Data (1):
Revenue......................................................    $60,662   $35,900  $19,107   $18,235   $16,070
Cost of revenue..............................................     36,359    19,816   11,172    11,082     9,659
                                                                 -------   -------  -------   -------   -------
Gross profit.................................................     24,303    16,084    7,935     7,153     6,411
Sales, general and administrative expenses...................     14,685     7,952    7,020     6,656     6,202
                                                                 -------   -------  -------   -------   -------
Operating income.............................................      9,618     8,132      915       497       209
Interest income (expense), net...............................       (996)      173       58        13      (141)
                                                                 -------   -------  -------   -------   -------
Income before income taxes...................................      8,622     8,305      973       510        68

Income tax expense (benefit).................................      3,449     3,156      (45)        2         2
                                                                 -------   -------  -------   -------   -------
Net income...................................................    $ 5,173   $ 5,149  $ 1,018   $   508   $    66
                                                                 =======   =======  =======   =======   =======
Net income per share (2)
  Basic......................................................      $0.37     $0.40    $0.09
  Diluted....................................................      $0.35     $0.38    $0.08


Weighted average shares outstanding (2)
  Basic......................................................     14,048    12,975   11,516
  Diluted....................................................     14,596    13,698   12,284

                                                                                        December 31,
                                                           ------------------------------------------------------------------------
                                                                1999           1998           1997           1996          1995
                                                           --------------  ------------  --------------  ------------  ------------
Balance Sheet Data (1):
Working capital (3)....................................         $   3,320      $  1,645       $   (151)      $  4,333      $  3,903
Total assets...........................................           136,079        79,569         37,227         26,976        21,182
Total long-term debt (4)...............................            56,595        11,246          6,202          2,930         4,080
Mandatorily redeemable preferred stock.................               ---           ---         19,416         16,319         9,403
Total shareholders' equity.............................            46,658        40,745            296            630           890


----------------------------
(1) See Note 3 of Notes to Consolidated Financial Statements for a discussion of the acquisition of significant assets and businesses. The acquisition was completed December 1, 1998.
(2) See Note 2 of Notes to Consolidated Financial Statements--Computation of Net Income Per Share. Historic net income (loss) per share and net income
     (loss) available to common shareholders have not been presented in Statement of Operations Data since such amounts are not deemed meaningful due to the automatic conversion immediately prior to the closing of the initial public offering of the Company's Common Stock in May 1998 of all shares of preferred stock issued by the Company and ATG Richland Corporation, a subsidiary of the Company. Historic net income (loss) per share for the fiscal years ended December 31, 1995, 1996 and 1997 was $(0.10), $(0.10) and $(0.06), respectively. Net income (loss) available to common shareholders for the fiscal years ended December 31, 1995, 1996 and 1997 was $(770), $(780) and $(451), respectively.
(3) At December 31, 1999, working capital of $3.3 million excluded restricted cash of $16.0 million and accounts payable of $3.5 million that are exclusively for the construction of the Company's Low Level Mixed Waste facility.
(4) See Note 9 of Notes to Consolidated Financial Statements for a discussion of long-term debt.

                Financial Results By Fiscal Quarter (Unaudited)
           (all dollar amounts in thousands, except per share data)

                                                                        Three Months Ended
                                     --------------------------------------------------------------------------------------
                                       Mar. 31    Jun. 30    Sep. 30    Dec. 31    Mar. 31    Jun. 30    Sep. 30    Dec. 31
                                          1998       1998       1998       1998       1999       1999       1999       1999
                                          ----       ----       ----       ----       ----       ----       ----       ----
Revenue............................     $5,495     $6,773     $9,021    $14,612    $12,944    $16,060    $16,617    $15,041
Gross Profit.......................      2,865      3,426      4,226      5,567      5,202      6,252      6,160      6,689
Net income.........................        670        879      1,529      2,071      1,110      1,694      1,404        965
Net income per share...............
     Basic.........................       0.05       0.07       0.11       0.15       0.08       0.12       0.10       0.07
     Diluted.......................       0.05       0.07       0.11       0.14       0.08       0.12       0.10       0.07

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

  Overview

     The Company is a radioactive and hazardous waste management company that offers comprehensive treatment solutions for LLRW, LLMW and other waste generated by the DOD, DOE and commercial entities such as nuclear power plants, medical facilities and research institutions. The Company principally derives its revenue from the waste treatment operations of its Fixed Facilities Group and the on-site remediation services of its Field Engineering Group. The Company currently focuses a significant portion of its business on SAFGLAS(TM) vitrification of LLRW and on its newly acquired business interests in Tennessee for treating ion exchange resins (IERs) and on LLMW processing. During the quarter ended June 30, 1999, the Company's permit application for its LLMW processing facility in Richland, WA was granted, and in the quarter ended September 30, 1999, the Company began construction of this processing facility. The Company commenced non-thermal processing of LLMW at this facility in late December 1999.

     The U.S. government represented approximately 27%, 55% and 71% of the Company's total revenue for the years 1999, 1998 and 1997, respectively. Revenue from commercial entities, primarily nuclear power plants, industrial concerns and medical and research institutions, has increased in recent years and represents an increasing portion of the Company's business. Revenue from waste treatment processing is generally recognized upon the substantial completion of the waste treatment process. Field engineering services are provided under fixed price, cost plus or unit price contracts. Revenue from fixed price and cost plus contracts is recognized utilizing the percentage of completion method of accounting; revenue from unit price contracts is recognized as the units are processed and completed. Revenue also includes non-refundable fees received under the terms of technology transfer agreements.

     Gross profit percentages reflect the mix of the Company's business, which varies from time to time. Gross profit margins are generally higher for technology transfer agreements involving up-front, non-refundable, licensing fees payable to the Company, and due to the extensive expertise the Company has developed in this area, when the Company is processing radioactive waste, while margins on nonradioactive waste projects generally are lower. In 1999, the Company focused a significant portion of its business on SAFGLAS(TM) vitrification of LLRW, on its newly acquired Tennessee business interests and LLMW processing, and intends to continue this focus in 2000. During 1998 the Company focused a significant portion of its business on SAFGLAS(TM) vitrification of LLRW. During 1997 the Company entered into two technology transfer agreements with licensees in selected Asian territories and intends to continue to seek additional such licensing arrangements as appropriate opportunities arise.

     The Company operates its fixed facilities under regulation of, and licenses and permits issued by, various federal, state and local agencies. There can be no assurance as to the successful outcome of any pending licensing and permitting efforts. The licensing and permitting process is subject to regulatory approval, time delays, community opposition and potentially stricter governmental regulation. The Company's inability to obtain licenses or permits on a timely basis, delays or changes in facility construction programs or the cancellation of pending projects could have a material adverse effect on the Company's financial condition and results of operations.

     The Company has historically relied upon the integration of proven technologies with the Company's know-how and processes, and has not incurred significant levels of research and development spending. Most of the research and development activities conducted to date have related to the design and construction of its fixed operating facilities, particularly in connection with the SAFGLAS(TM) system. The Company anticipates that its research and development efforts will continue to be moderate and that the costs associated with future research and development will not be material to the Company's results of operations.

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

  Results of Operations

     The following table sets forth certain statement of operations data as a percentage of total revenue for the periods indicated:

                                                                    Years Ended December 31,
                                                             ---------------------------------------
                                                               1999            1998           1997
                                                             --------        --------       --------
     Revenue............................................       100.0%         100.0%          100.0%
     Cost of revenue....................................        59.9           55.2            58.5
                                                               -----          -----           -----
     Gross profit.......................................        40.1           44.8            41.5
     Sales, general and administrative expenses.........        24.2           22.2            36.7
                                                               -----          -----           -----
     Operating income...................................        15.9           22.6             4.8
     Interest income (expense), net.....................        (1.6)           0.5             0.3
     (Provision) benefit for income taxes...............        (5.7)          (8.8)            0.2
                                                               -----          -----           -----
     Net income.........................................         8.5%          14.3%            5.3%
                                                               =====          =====           =====

Comparison of Years Ended December 31, 1999 and 1998

     Revenue. Revenue for 1999 was $60.7 million, an increase of $24.8 million, or 69.1%, compared to $35.9 million in 1998. The growth in revenue is derived from the Company's Fixed Facilities Group and is principally attributable to new customers and service offerings resulting from the acquisition of assets and related businesses in Oak Ridge, Tennessee, and the increasing commercial utilization of the Company's Richland, Washington facility. The newly acquired Tennessee operations have been integrated with the Richland, Washington waste processing operations to provide a broad range of customer service offerings. Customer waste is directed to the processing location capable of providing the most efficient and economical treatment. The Fixed Facilities Group generated waste processing revenue of $46.9 million during 1999, an increase of $28.0 million, compared to $18.9 million in 1998.

     The Company's revenue for the last two quarters of 1999 was impacted by an unscheduled shutdown of the SAFGLAS(TM) thermal treatment system and the related bulk-processing unit (BPU) at the Company's facilities in Richland, Washington. Both the glass melter and BPU units ceased operation on September 5, 1999, due to the failure of a SAFGLAS(TM) glass drain. Both the SAFGLAS(TM) thermal treatment system and BPU returned to operational status on September 28, 1999. The required slow startup of the thermal treatment systems during October had a further negative impact on revenue.

     Field Engineering Group revenue during 1999 was $13.8 million, a decrease of $3.2 million, compared to $17.0 million in 1998. The revenue decrease was due to a decrease in new contract awards and weather related delays.

     Gross Profit. Gross profit for 1999 was $24.3 million, an increase of $8.2 million, or 50.9%, compared to $16.1 million for 1998. Gross profit as a percentage of revenue decreased to 40.1% in 1999 compared to 44.8% in 1998. Gross profit percentages reflect the various mixes of the Company's business services from time to time. The Fixed Facilities Group experienced a decline in gross margin during 1999, compared to 1998, due principally to delayed LLRW customer shipments, the unscheduled SAFGLAS(TM) outage in September, competitive pricing pressures, and a delay in non-thermal LLMW shipments. The Field Engineering Group also experienced a decline in gross margin during 1999, compared to 1998, due to its 1999 project mix being weighted towards fixed fee and fixed unit price contracts.

     Sales, General and Administrative Expenses. Sales, general and administrative expenses (including stock-based compensation expense) were $14.7 million for 1999, an increase of $6.7 million, or 83.8%, compared to $8.0 million in 1998. Sales, general and administrative expenses were 24.2% of revenue in 1999, compared to 22.2% of revenue in 1998. The increases in spending from year to year reflect the growth in the Company's operations, addition of sales and administrative personnel related to the acquisition of the Tennessee operations and the increased costs of being a public company. In addition, the increased 1999 spending also includes the Company recording a $1.4 million charge to bad debt expense related primarily to slow payment of government contracts completed prior to 1999. The Company is maintaining its collection efforts. Sales, general and administrative expenses include indirect engineering and operating overhead, depreciation and amortization, and expenses to support the domestic sales and marketing activities and the financial and administrative functions of the Company.

     Interest Income and Interest Expense. Net interest expense was $996,000 in 1999 (interest expense for 1999 was $1.3 million, net of capitalized interest), compared to net interest income of $188,000 in 1998 (interest expense for 1998 was $15,000, net of capitalized interest). The increase in net interest expense during 1999 is due to the Company's increased business activity that required debt financing to support its working capital requirements. Interest expense was nil in 1998 as the result of the Company capitalizing approximately $1.0 million of interest on construction in progress in accordance with generally accepted accounting principles. During 1999, the Company capitalized $1.4 million of interest on construction in progress.

     Provision for Income Taxes. In 1999 and 1998, the Company provided for income taxes at a combined federal and state effective tax rate of 40% and 38% respectively. The increase in effective rate during 1999, compared to 1998, is due to the estimated increase in state income taxes, non-deductible and other items.

Comparison of Years Ended December 31, 1998 and 1997

     Revenue. Revenue for 1998 was $35.9 million, an increase of $16.8 million, or 87.9%, compared to $19.1 million in 1997. The growth in revenue was principally due to the increasing commercial utilization of the Company's SAFGLAS(TM) thermal treatment system. The SAFGLAS(TM) system began treating customer waste streams in late 1997 and there was a steady increase in the volume being processed during 1998. At the end of 1997, the Company had general service agreements in place with only four nuclear power reactors, a key target customer for the SAFGLAS(TM) technology. By the fourth quarter of 1998, customer service agreements were in place with over 50 nuclear power reactors. With the acquisition of new business lines in Oak Ridge, Tennessee, the number of such reactors utilizing at least one of the Company's technologies increased to over 90 at December 31, 1998. In addition to the increase in waste for thermal treatment utilizing SAFGLAS(TM), these same customers were sending the Company increasing volumes of waste to be treated through non-thermal means.

     In addition to SAFGLAS(TM) related revenue increases, the Company's revenues from field service engineering grew by approximately 30% as a result of several large awards from DOD and DOE customers. One contract with the U.S. Air Force accounted for 14% of the Company's total revenue in the year ended December 31, 1998. Finally, approximately 7% of the revenue for 1998 resulted from the new business acquired for the processing of IER waste streams.

     Gross Profit. Gross profit for 1998 was $16.1 million, an increase of $8.1 million, or 102.7%, compared to $7.9 million for 1997. Gross profit as a percentage of revenue increased to 44.8% in 1998 compared to 41.5% in 1997. Gross profit percentages reflect the various mixes of the Company's business services from time to time. Gross profit margins are generally higher, reflecting its extensive expertise and operating efficiencies, when the Company is processing radioactive waste, while margins on non-radioactive waste projects generally are lower. The fixed facility operations, such as SAFGLAS(TM), have a larger percentage of fixed costs versus variable costs, so increases in utilization, such as occurred in 1998, favorably impact gross profit realized.

     Sales, General and Administrative Expenses. Sales, general and administrative expenses (including stock-based compensation expense) were $8.0 million for 1998, an increase of $0.9 million, or 13.3%, compared to $7.0 million in 1997. Sales, general and administrative expenses were 22.2% of revenue in 1998, compared to 36.7% of revenue in 1997. The increase in spending from year to year reflected the growth in the Company's operations, addition of sales personnel and the increased costs of being a public company, offset by increased absorption of indirect engineering and operating overhead. The overall decrease as a percentage of revenue was attributable to the Company's effort to maintain a level of costs that does not increase at the same rate as revenue. Sales, general and administrative expenses include indirect engineering and operating overhead, depreciation and amortization, and expenses to support the domestic sales and marketing activities and the financial and administrative functions of the Company.

     Interest Income and Interest Expense. Interest income was $188,000 in 1998, compared to $58,000 in 1997. The increase in interest income was directly related to the investment of the proceeds from the Company's initial public offering completed in May 1998. Interest expense was nil in 1998 as the result of the Company capitalizing approximately $1.0 million of interest on construction in progress in accordance with generally accepted accounting principles.

     Provision for Income Taxes. In 1998, the Company provided for income taxes at a combined federal and state effective tax rate of 38%. In prior years the Company realized the benefit of net operating loss carry forwards. All net operating loss carry forwards were fully recognized by the end of 1997.

Liquidity and Capital Resources

     Total cash and cash equivalents were $2.8 million at December 31, 1999, a decrease of $1.0 million from December 31, 1998. The working capital of the Company was approximately $3.3 million at December 31, 1999, an increase of $1.7 million from December 31, 1998. The working capital calculation excludes restricted cash of $16.0 million and accounts payable of $3.5 million that are exclusively for the construction of the Company's Low Level Mixed Waste facility. The increase in working capital is primarily due to the Company completing its new $45 million credit facility (discussed below) whereby its revolving line of credit is under a long term agreement, net of cash used to acquire property and equipment.

     Significant outlays of cash have been needed to acquire property and equipment and to secure or expand regulatory licenses, permits and approvals, primarily for improvements to the Company's LLRW facility and construction of the LLMW facility in Richland, Washington and for improvements to its fixed facilities in Oak Ridge, Tennessee. Property and equipment acquisitions totaled $33.2 million, $5.0 million and $7.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the Company used approximately $3.0 million of cash during 1999 relating to the purchase accounting for its acquisition of the MMT Assets. See Note 3 to the Consolidated Financial Statements, Acquisition, for further details.

     In November 1999, the Company completed an agreement with a consortium of banks (the Banks) for a credit facility in the amount of $45 million. The credit facility includes a letter of credit in support of tax-exempt Solid Waste Revenue Bonds (the Bonds) in the aggregate face amount of $26.5 million (the "letter of credit"). The Bonds were issued during November 1999, and bear interest at a floating rate (5.60% at December 31, 1999), based upon prevailing market conditions, which is redetermined every seven days. The Bonds are due October 31, 2014 and may be prepaid at any time without penalty. The proceeds, including the remaining restricted cash balance of $16.0 million as of December 31, 1999, are to be applied exclusively for the construction of the Company's Low Level Mixed Waste facility in Richland, Washington. The credit facility also includes a five year revolving working capital line of credit, due October 2004, in the amount of $18 million, including a letter of credit facility of $5 million. Borrowings, when made, bear a variable interest rate based on certain financial ratio criteria. The Company currently has borrowings of $17.5 million and qualifies for the Banks' reference rate of 9.25%. The credit facility is collateralized by accounts receivable, inventory and equipment.

     The credit facility agreement requires the Company to comply with certain covenants, including capital asset acquisition limits, limits on additional debt, minimum levels of tangible net worth, dividend payment restrictions and maintenance of certain financial ratios. At December 31, 1999 the Company was in violation of certain financial ratio covenants. The Company has obtained a waiver, subsequent to year-end, in respect of these violations as of December 31, 1999. In connection with the waiver, the Banks agreed to revise and lower certain financial ratio covenants that the Company failed to meet as of December 31, 1999, for each of the quarterly periods in the year ended December 31, 2000, and increase the borrowings available to the Company by $6 million, for a total of $24 million, through June 30, 2000. The borrowing limit subsequent to June 30, 2000 is $18 million. In addition, the interest rate applied to the working capital facility was revised.

     The Company has a short term line of credit facility with a bank in the amount of $1.9 million. Borrowings under this credit agreement were $1.7 million at December 31, 1999, bear interest equal to the bank's reference rate (9.25% at December 31, 1999) and are secured by the Company's Fremont, CA building property.

     The Company utilized a significant amount of cash and line of credit borrowings to finance acquisition of property and equipment, the acquisition of the MMT Assets, and normal operations of the Company. The Company is currently reviewing additional sources of potential long term financing. The Company believes that its current cash and cash equivalents, together with its credit facility, cash generated from operations, and additional sources of long term financing to which it has access will be sufficient to meet the Company's working capital requirements for the next 12 months. Depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company.

Recent Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for the Company in fiscal year 2000 and will not require retroactive restatement of prior period financial statements. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements, but the Company believes there will not be a significant impact.

     In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company considered the provisions of Financial Reporting Release No. 48, "Disclosure about Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no derivative financial or commodity instruments at December 31, 1999. The Company's long term credit facility provides for interest at a floating or variable rate that may fluctuate over time based on changes, as applicable, in the prevailing market conditions or in certain financial ratios applicable to the company pursuant to its terms. The Company's short term line of credit has an interest rate based on the bank's reference rate that may fluctuate over time based on changes in the prevailing market conditions. The Company is subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. An effective increase or decrease of 10% in such interest rates would not have a material adverse effect on the Company's results of operations.

Item 8.  Consolidated Financial Statements And Supplementary Data

See pages 33 through 56.


Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

                                   PART III

Item 10.  Directors And Executive Officers Of The Registrant

     The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

                Name                        Age                                 Position
                ----                        ---                                 --------
     Doreen M. Chiu..................       46            Chairman of the Board, President and Chief Executive Officer

     Frank Y. Chiu...................       46            Executive Vice-President and Director

     William M. Hewitt...............       53            President--Waste Management Services and Director

     Danyal F. Mutman................       42            Chief Financial Officer

     Fred Feizollahi.................       54            Vice-President--Technology and Engineering

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

     William M. Hewitt joined the Company in April 1997 as President--Waste Management Services. Mr. Hewitt has over 27 years of domestic and international professional management experience, primarily in the waste minimization and environmental fields. From 1994 until joining the Company, Mr. Hewitt was the President of Hewitt Management Services, Inc., a consulting firm providing strategic planning and other business advice in the areas of pollution prevention, waste minimization and strategic environmental management. During this period, Mr. Hewitt also served as a Group President of Philip Environmental Services Companies, in which capacity he designed and implemented the strategic, organizational and marketing approach for integrating that group of companies. From 1990 to 1994, he held a number of positions with companies in the WMX Technologies Affiliates group, including Vice-President, Strategic Planning, of Rust International, Inc. from 1993 to 1994, and President of Rust Federal Environmental Services (formerly CWM FES) from 1991 to 1993. Mr. Hewitt holds a Bachelor of Science degree in Chemical Engineering from the University of Rhode Island and a Master of Science degree in Mechanical/Nuclear Engineering from Catholic University of America.

     Danyal F. Mutman joined the Company in July 1999 as Corporate Controller, and became Chief Financial Officer in February 2000. From 1998 until joining the Company, Mr. Mutman was a financial consultant with Deloitte & Touche LLP's Resources Connection subsidiary, where he provided accounting and financial services for public corporate clients. From 1997 to 1998, he was the Director of Finance for Kokusai Semiconductor Equipment Corporation. From 1983 to 1997, Mr. Mutman was Chief Financial Officer for Egizii Electric, Inc., a privately held group of affiliated companies with interests in construction contracting, commercial real estate, hotel and restaurants, agriculture and manufacturing. He is a CPA and holds a Bachelor of Science degree in Accounting from Southern Illinois University at Carbondale.

     Fred Feizollahi joined the Company in 1995 as Director of Technology and Engineering, and since 1995 has been Vice-President--Technology and Engineering. Mr. Feizollahi has over 28 years of experience in radioactive and hazardous waste remediation and management, decontamination and decommissioning, and the design and operation of waste treatment equipment and technologies. Prior to joining the Company, he worked as a Senior Project Manager for Morrison Knudsen from 1991 to 1995 and as a Staff Engineer/Project Engineer for Bechtel Power Corporation from 1981 to 1991. Mr. Feizollahi, who holds a Bachelor of Science degree in Mechanical Engineering from the University of Maryland, is a registered California Professional Engineer.

     Information concerning the Company's Directors and compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held on June 9, 2000, which is intended to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1999.

Items 11, 12 and 13.

The information called for by Part III (Items, 11, 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held on July 14, 2000, which is intended to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ATG Inc. and Subsidiaries:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of ATG Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                       PRICEWATERHOUSECOOPERS LLP


San Jose, California
March 28, 2000

                                   ATG INC.
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)


                                                                                             December 31,
                                                                                             ------------
                                                                                       1999               1998
                                                                                       ----               ----
                                    ASSETS
Current assets:
   Cash and cash equivalents................................................         $  2,776            $ 3,789
   Accounts receivable, net of allowance for doubtful
     accounts of $1,522 at December 31, 1999 and
     $305 at December 31, 1998..............................................           24,488             22,561
   Prepayments and other current assets.....................................            5,396              2,096
                                                                                     --------            -------
     Total current assets...................................................           32,660             28,446
Property and equipment, net.................................................           80,428             42,988
Restricted cash.............................................................           16,014                 --
Other assets................................................................            6,977              8,135
                                                                                     --------            -------
     Total assets...........................................................         $136,079            $79,569
                                                                                     ========            =======

                                  LIABILITIES
Current liabilities:
   Short-term borrowings....................................................         $  1,721            $ 6,750
   Current portion of long-term debt and capitalized leases.................            4,259              4,733
   Accounts payable.........................................................           11,649              6,096
   Accrued liabilities......................................................           15,197              9,222
                                                                                     --------            -------
     Total current liabilities..............................................           32,826             26,801
Long-term debt and capitalized leases, net of current portion...............           56,595             11,246
Deferred income taxes.......................................................                -                777
                                                                                     --------            -------
     Total liabilities......................................................           89,421             38,824
                                                                                     --------            -------

                             SHAREHOLDERS' EQUITY
Common Stock, no par value:
   Authorized: 20,000,000 shares.  Issued and outstanding:
   14,082,734 shares and 13,851,709 shares at December 31,
   1999 and 1998, respectively..............................................           42,137             41,517
Deferred compensation.......................................................              (32)              (152)
Retained earnings (deficit).................................................            4,553               (620)
                                                                                     --------            -------
     Total common stock, deferred compensation and
      retained earnings (deficit)...........................................           46,658             40,745
                                                                                     --------            -------
     Total liabilities and shareholders' equity.............................         $136,079            $79,569
                                                                                     ========            =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                   ATG INC.
                          CONSOLIDATED BALANCE SHEETS
                 (amounts in thousands, except per share data)


                                                                             For the Years Ended December 31,
                                                                             --------------------------------
                                                                            1999            1998         1997
                                                                           ------          ------       ------
Revenue..............................................................     $60,662         $35,900       $19,107
Cost of revenue......................................................      36,359          19,816        11,172
                                                                          -------         -------       -------
        Gross profit.................................................      24,303          16,084         7,935
Sales, general and administrative expenses...........................      14,565           7,832         6,903
Stock-based compensation expense.....................................         120             120           117
                                                                          -------         -------       -------
        Operating income.............................................       9,618           8,132           915
                                                                          -------         -------       -------
Interest income (expense):
    Interest income..................................................         291             188            58
    Interest expense.................................................      (1,287)            (15)            -
                                                                          -------
        Interest income, net.........................................        (996)            173            58
                                                                          -------         -------       -------
Income before income taxes...........................................       8,622           8,305           973
Provision (benefit) for income taxes.................................       3,449           3,156           (45)
                                                                          -------         -------       -------
        Net income...................................................       5,173           5,149         1,018
Accretion of mandatorily redeemable preferred stock..................           -               -        (1,469)
                                                                          -------         -------       -------
Net income (loss) available to common shareholders...................     $ 5,173         $ 5,149       $  (451)
                                                                          =======         =======       =======
Net income (loss) per share
    Basic............................................................     $  0.37         $  0.40       $ (0.06)
    Diluted..........................................................     $  0.35         $  0.38       $ (0.06)
Shares used in calculating net income (loss)
per share
    Basic............................................................      14,048          12,975         7,532
    Diluted..........................................................      14,596          13,698         7,532

  The accompanying notes are an integral part of these consolidated financial statements.

                                   ATG INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (amounts in thousands)

                                  __________

                                                                                                               Total Common
                                                                                                 Retained     Stock, Deferred
                                                                                                 Earnings      Compensation
                                                      Common Stock           Deferred          (Accumulated     and Retained
                                                      ------------
                                                  Shares       Amount      Compensation          Deficit)        Earnings
                                                  ------       ------      ------------       ------------    -------------
Balance, December 31, 1996.....................       7,532      $ 5,948         $    -         $   (5,318)       $     630
     Accretion on redeemable preferred
       stock...................................           -            -              -             (1,469)          (1,469)
     Stock based compensation..................           -          389           (389)                 -                -
     Amortized deferred compensation...........           -            -            117                  -              117
     Net income................................           -            -              -              1,018            1,018
                                                     ------      -------         ------         ----------        ---------
Balance, December 31, 1997.....................       7,532        6,337           (272)            (5,769)             296
     Conversion of redeemable preferred
       stock...................................       3,984       19,416              -                  -           19,416
     Issuance of common stock, on initial
       public offering, net of expenses........       2,185       15,658              -                  -           15,658
     Exercise of stock options.................         147           83              -                  -               83
     Issuance of common stock under
       Employee Stock Purchase Plan............           4           23              -                  -               23
     Amortized deferred compensation...........           -            -            120                  -              120
     Net income................................           -            -              -              5,149            5,149
                                                     ------      -------         ------         ----------        ---------
Balance, December 31, 1998.....................      13,852       41,517           (152)              (620)          40,745
     Exercise of stock options.................         204          476              -                  -              476
     Issuance of common stock under
       Employee Stock Purchase Plan............          15           83              -                  -               83
     Issuance of common stock under
       Employee 401k Plan Match................          12           61              -                  -               61
     Amortized deferred compensation...........           -            -            120                  -              120
     Net income................................           -            -              -              5,173            5,173
                                                     ------      -------         ------         ----------        ---------
Balance, December 31, 1999.....................      14,083      $42,137         $  (32)        $    4,553        $  46,658
                                                     ======      =======         ======         ==========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   ATG INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (amounts in thousands)


                                                                             For the Years Ended December 31,
                                                                             ----------------------------------
                                                                              1999          1998         1997
                                                                             ------        ------       ------
Cash flows from operating activities:
     Net income....................................................          $  5,173      $  5,149    $ 1,018
     Adjustments to reconcile net income with cash
           flow from operations:
       Depreciation and amortization...............................             1,911           824        746
       Provision for doubtful accounts.............................             1,359           210         73
       Compensation expense for shares issued and
         options granted...........................................               120           120        117
       Income tax benefit..........................................                 -             -        (45)
       Change in current assets and liabilities:
             Accounts receivable...................................            (1,750)      (16,836)       899
             Prepayments and other current assets..................            (2,722)           78       (140)
             Accounts payable and accrued liabilities..............             6,361        11,128      1,085
             Deferred income taxes.................................              (152)          310       (230)
                                                                             --------      --------    -------
                   Net cash provided by
                   operating activities............................            10,300           983      3,523
                                                                             --------      --------    -------
Cash flows from investing activities:
     Property and equipment acquisitions...........................           (33,183)       (5,015)    (3,505)
     Acquisition of MMT Assets.....................................                 -       (10,731)         -
     Restricted cash...............................................           (16,014)            -          -
     Other assets..................................................            (2,582)       (3,763)    (3,710)
                                                                             --------      --------    -------
       Net cash used in investing activities.......................           (51,779)      (19,509)    (7,215)
                                                                             --------      --------    -------
Cash flows from financing activities:
     Loans from (payments to) related parties......................                 -        (1,280)     1,177
     Borrowing (repayment) of capital leases.......................             4,412        (1,226)      (461)
     Borrowing (repayment) of long-term debt, net..................            40,463         3,717       (196)
     Short-term borrowing (repayment), net.........................            (5,029)        2,754      1,160
     Proceeds from issuance of preferred stock, net................                 -             -      1,629
     Proceeds from issuance of common stock, net...................               620        15,764          -
                                                                             --------      --------    -------
       Net cash provided by financing activities...................            40,466        19,729      3,309
                                                                             --------      --------    -------
Increase (decrease) in cash and cash equivalents...................            (1,013)        1,203       (383)
Cash and cash equivalents, beginning of period.....................             3,789         2,586      2,969
                                                                             --------      --------    -------
Cash and cash equivalents, end of period...........................          $  2,776      $  3,789    $ 2,586
                                                                             ========      ========    =======
Supplemental Disclosures, of non-cash investing and
  financing activities:
     Income taxes paid.............................................          $  1,495      $     64    $     2
                                                                             ========      ========    =======
     Interest paid, net of interest capitalized....................          $  1,287      $     15    $     -
                                                                             ========      ========    =======
     Acquisition of equipment with capital lease financing.........          $  4,902      $    906    $ 4,256
                                                                             ========      ========    =======
     Acquisition of MMT Assets with long-term debt.................          $      -      $  5,000    $     -
                                                                             ========      ========    =======
     Reclassification of machinery and equipment to
      inventory....................................................          $   (426)     $   (475)   $     -
                                                                             ========      ========    =======
     Reclassification of other assets to property and equipment              $  1,325      $      -    $     -
                                                                             ========      ========    =======
     Conversion of redeemable preferred stock......................          $      -      $ 19,416    $     -
                                                                             ========      ========    =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)
                               ________________


1.   Formation and Business of the Company

     ATG Inc. (the "Company" or "ATG") provides technical personnel and specialized services and products primarily to the U.S. government and the nuclear power industry. Services principally consist of compaction, reduction, decontamination, vitrification and disposal of low-level nuclear waste, dewatering and thermal treatment of ion exchange resins, decontamination, stabilization and volume reduction of low-level mixed waste, site remediation and construction projects.

     In May 1998, the Company completed an initial public offering of 1,900,000 shares of common stock and in June 1998, sold an additional 285,000 shares of common stock. Total proceeds to the Company, net of underwriting discounts and other direct expenses, were approximately $15.7 million.


2.   Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ATG Richland Corporation ("ATG Richland") and ATG Nuclear Services LLC ("ATG Nuclear") and its subsidiary, ATG Catalytics LLC ("ATG Catalytics"). All significant intercompany balances and transactions have been eliminated.

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

Revenue Recognition

     Revenue includes fees for waste processing services and technology license fees. Revenue from waste processing is generally recognized upon the substantial completion of the waste treatment process. Revenue from licensing or technology transfer agreements is recognized when received unless there are future commitments, in which case the revenue is recognized over the term of the agreement. Revenue of $1,975 was recognized pursuant to technology transfer agreements in 1997.

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)
                               ________________


     Revenue under cost plus, fixed fee and fixed unit price contracts mainly relating to site remediation is recorded as costs are incurred or units are completed and include estimated fees earned according to the terms of the contracts. Revenue from U.S. federal government contracts include estimates of reimbursable overhead and general administrative expenses, which are subject to final determination by the U.S. federal government upon project completion. Change orders are modifications of an original contract that effectively change the provisions of the contract. They may be initiated by either the Company or the customer. Change order work may be performed prior to approval of the change order by the customer. Revisions in contract revenue and cost estimates are reflected in the accounting period when known. Provision for the entire amount of estimated losses on uncompleted contracts is made in the period such losses are determined. Claims for additional contract revenue are recognized if it is probable that the claim will result in additional revenue and the amount can be reliably estimated.

Disclosure of Significant Estimates - Revenue

     As outlined in the Summary of Significant Accounting Policies - Revenue Recognition, the Company's site remediation revenue for fixed price and cost plus contracts is recognized on the percentage of completion basis. Consequently, construction revenue and gross margin for each reporting period is determined on a contract-by-contract basis by reference to estimates by the Company's engineers of expected costs to be incurred to complete each project. These estimates include provisions for known and anticipated cost overruns, if any exist or are expected to occur. These estimates may be subject to revision in the normal course of business.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Balance Sheet Classifications

     The Company includes in current assets and liabilities amounts receivable and payable under construction contracts, which may extend beyond one year. A one-year time period is used as the basis for classifying all other current assets and liabilities.

Property and Equipment

     Property and equipment are stated at cost and are depreciated on the straight-line basis over the estimated useful lives of the assets, which range from three to forty years. The Company self constructs substantially all of its waste processing facilities, and includes as captialized costs, direct materials and labor and related overhead and an allocation for general and administrative costs. Cost includes expenditures for major improvements and replacements and the net amount of interest costs related to qualifying construction projects. Expenditures for major renewals and betterments are capitalized. Expenditures for maintenance and repair expenses are charged to expense as incurred. The Company's policy is to regularly review the carrying amount of specialized assets and to evaluate the remaining life and recoverability of such equipment in light of current market conditions.

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)
                               ________________



Intangible Assets

     Intangible assets are stated at acquisition cost and are amortized on the straight-line basis over the estimated useful lives of the assets, which range from three to twentyfive years. Acquisition cost includes the value of patents, licenses, non-compete covenants and goodwill. The Company's policy is to capitalize only such costs which are purchased. The Company's policy is to regularly review the carrying amount of intangible assets and to evaluate the remaining life and recoverability of such assets in light of current market conditions. As of December 31, 1999, management believes there is no impairment with respect to these assets.


Risks and Uncertainties

     The Company operates its fixed facilities under regulations of, and permits issued by, various state and federal agencies. The Company, typically, is in the process of seeking new permits, renewals and/or expansion permits. There can be no assurance of the successful outcome of any permitting efforts. The permitting process is subject to regulatory approval, time delays, local opposition and potentially stricter governmental regulation. In the event a permit is not granted, facility construction programs could be delayed, changed, or abandoned and could result in substantial losses which would have a material adverse effect on the Company's consolidated financial position. The Company reviews the status of permitting projects on a periodic basis to assess realizability of related asset values. As of December 31, 1999, management believes that assets which could currently be affected by permitting efforts are recoverable at their recorded values.

     The market for the Company's services is substantially dependent on state and federal legislation and regulations. The availability of new contracts depends significantly on the regulatory environment. In order to build or retain its market share the Company must continue to successfully compete for new government and private sector contracts.

Income Taxes

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)
                               ________________


 Concentration of Credit Risk

     The majority of the Company's cash and cash equivalents are held with major banks in the United States. The Company's customers consist mainly of agencies of the U.S. government and large U.S. companies. The Company performs ongoing credit evaluation of its customers' financial condition. As of December 31, 1999, agencies of the U.S. government represented 39% of accounts receivable and 27% of total revenue for the year then ended. As of December 31, 1998, agencies of the U.S. government represented 51% of accounts receivable and 55% of total revenue for the year then ended. As of December 31, 1997, agencies of the U.S. government represented 47% of accounts receivable and 71% of total revenue for the year then ended. The Company generally does not require collateral.

 Computation of Net Income Per Share

     Basic income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period.

 Stock Options

     The Company accounts for stock-based awards to employees in accordance with APB No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation. See Note 11, Stock Based Compensation Plans for further details.

 Reclassifications

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation.

 Recent Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Company believes that adoption of this pronouncement will have no material impact on the Company's financial position and results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)
                               ________________



Comprehensive Income

     In the first quarter of 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which specifies the computation, presentation and disclosure requirements for comprehensive income. There was no impact on the Company's financial position, results of operations or cash flows as a result of adoption. Comprehensive income and net income are the same.

3.  Acquisition

     Effective December 1, 1998, the Company, through its wholly-owned subsidiary, ATG Nuclear, and through its subsidiary, ATG Catalytics, acquired certain assets and business lines from the trustee ("Seller") for debtors of Molten Metal Technologies, Inc. or its affiliates, under Chapter 11 of the United States Bankruptcy Code (the "MMT Assets").

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

     These assets were acquired throught a combination of cash, notes payable, and the assumption of certain debts, including the obligation to provide for disposal of certain legacy wastes which were in process at the date of acquisition. The Company paid $10.5 million in cash at closing, agreed to pay $1.0 million in cash one year from closing and agreed to make future payments of 5% of the earnings before interest, taxes, depreciation and amortization of ATG Catalytics, but not less than $800 annually for five years (minimum of $4.0 million).

     The transaction has been accounted for as a purchase and, accordingly, results of operations include the operations of the new businesses since the date of acquisition. The purchase price has been allocated to the assets acquired and will be amortized over the lives of those assets. During 1999 the final purchase price allocation was concluded and as result the purchase price allocation was revised as follows:


(Dollars in millions)                 Original                          Ending
---------------------                Valuation       Adjustments      Valuation
                                     ---------       -----------      ---------
Restricted cash and other assets        $ 2.7          $    --          $  2.7
Accounts receivable                       2.8               --             2.8
Property and equipment                   15.4              6.8            22.2
Intangibles including goodwill             --              1.4             1.4
Accrued liabilities                      (5.2)            (8.2)          (13.4)
                                        -----          -------          ------
Net assets acquired                     $15.7          $    --          $ 15.7
                                        =====          =======          ======

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)
                               ________________



     The value of property and equipment was increased by $6.8 million, not to exceed its fair market value (FMV) appraisal of $22.2 million. The Company recorded $1.4 million in goodwill which is the amount of increase in accrued liabilities of $8.2 million less the increase of $6.8 million in property and equipment value from the FMV appraisal. The accrued liabilities adjustment was primarily due to waste processing and disposal costs associated with waste materials on site at the time of the acquisition. As of December 31, 1999, the Company has accrued $5.2 million for the future cost of waste processing and disposal for waste materials on site at the time of the acquisition.

4.  Accounts Receivable

                                                        December 31,
                                                     ------------------
                                                      1999        1998
                                                     ------      ------
U.S. Government:
     Amounts billed...............................    $ 2,867     $ 8,483
     Amounts unbilled.............................      7,314       3,037
                                                      -------     -------
       Total U.S. Government......................     10,181      11,520
                                                      -------     -------
Commercial customers:
     Amounts billed...............................     10,847       9,008
     Amounts unbilled.............................      4,982       2,338
                                                      -------     -------
       Total commercial...........................     15,829      11,346
                                                      -------     -------
     Total accounts receivable....................     26,010      22,866
Less: allowances for doubtful accounts............     (1,522)       (305)
                                                      -------     -------
                                                      $24,488     $22,561
                                                      =======     =======

     Recoverable costs and accrued profit on progress completed but not billed on U.S. government contracts are based on estimates of reimbursable overhead and general and administrative expenses calculated in accordance with contractually determined methods of calculation. These amounts are subject to final determination by the U.S. federal government after the contracts have been completed. As such, the actual recoverable amounts on these contracts may differ from these estimates.

     Included in the unbilled portion within the above amounts is $3,595 and none, as of December 31, 1999 and 1998, respectively, related to claims for additional services rendered. The number of claims is two and none as of December 31, 1999 and 1998 respectively. These amounts have been recognized as revenue and include only direct costs associated with the claim and do not include profit margin. The Company is in the process of submitting contract documents related to these claims. The customer may accept or reject the Company's claim. Should the customer reject the claim, the Company may be required to seek alternative remedies, including litigation.

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)
                               ________________



5.  Restricted Investments

     The Company has restricted cash of $16,014 as of December 31, 1999, from the issuance of tax-exempt Solid Waste Revenue Bonds, that is to be utilized exclusively for the construction of its mixed waste treatment facility in Richland, WA. See Note 9 - Borrowing Arrangements for further details.

6.  Property and Equipment

                                                              December 31,
                                                        -----------------------
                                                         1999             1998
                                                        ------           ------
Land.................................................   $ 2,957         $ 2,310
Buildings and improvements...........................    32,530          21,205
Machinery and equipment..............................    23,921          14,876
Office furniture and equipment.......................     1,635           1,470
                                                        -------         -------
Property and equipment at cost.......................    61,043          39,861
Less: accumulated depreciation and amortization......    (4,795)         (3,072)
                                                        -------         -------
                                                         56,248          36,789
Construction-in-progress.............................    24,180           6,199
                                                        -------         -------
                                                        $80,428         $42,988
                                                        =======         =======

     Property and equipment costs include capitalized labor and overhead, including interest costs related to the construction of buildings, building improvements and equipment. Capitalized interest costs totaled $1,410, $1,027, and $891 in 1999, 1998, and 1997 respectively. All property and equipment serve as collateral to notes payable agreements to banks and other creditors.

     As of December 31, 1999 and 1998, machinery and equipment included assets acquired under capital leases with a capitalized cost of $12,489 and $6,876, respectively. Related accumulated amortization totaled $663 and $333 in 1999 and 1998, respectively.

 Mixed Waste Facility

     During 1999, construction of the Company's new mixed waste treatment facility in Richland, Washington was begun resulting in a significant increase in construction in progress over the prior year. The facility began operations in some treatment lines in late 1999. The facility is financed by the issuance of $26.5 million of tax-exempt Solid Waste Revenue Bonds. See Note 9 - Borrowing Arrangements for further details.

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)
                               ________________



7.  Accrued Liabilities

     Accrued liabilities at December 31, 1999 and 1998 consisted of:

                                                              December 31,
                                                            ----------------
                                                              1999     1998
                                                            -------- -------
Income taxes payable....................................     $ 4,075  $ 2,647
Waste acquisition.......................................       5,167    2,788
Other...................................................       5,955    3,787
                                                             -------  -------
                                                             $15,197  $ 9,222
                                                             =======  =======

     The waste acquisition accrual arose out of the purchase of the assets and businesses described in Note 3 - Acquisition.

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)
                                 _____________

8.   Transactions with Related Parties

     The Company has a note payable to a former Director of $225 at December 31, 1999 and 1998. The amount is due July 1, 2000. The amount is included in short term debt at December 31, 1999.

     In 1998, the Company entered into a demolition and construction management project with a partnership in which the President and Executive Vice President of the Company have a combined 50% ownership interest. The total contract value is $4,695 of which revenues of $1,403 and $785 were recognized in 1999 and 1998 respectively. Costs of $1,354 and $482 in 1999 and 1998, respectively, are associated with this project. The related accounts receivable include $857 and $785 at December 31, 1999 and 1998, respectively.

9.   Borrowing Arrangements

     In November 1999, the Company completed an agreement with a consortium of banks (the Banks) for a credit facility in the amount of $45 million. The credit facility includes a letter of credit in support of tax-exempt Solid Waste Revenue Bonds (the Bonds) in the aggregate face amount of $26.5 million (the "letter of credit"). The Bonds were issued during November 1999, and bear interest at a floating rate (5.60% at December 31, 1999), based upon prevailing market conditions, which is redetermined every seven days. The Bonds are due October 31, 2014 and may be prepaid at any time without penalty. The proceeds, including the remaining restricted cash balance of $16.0 million as of December 31, 1999, are to be applied exclusively for the construction of the Company's Low Level Mixed Waste facility in Richland, Washington. The credit facility also includes a five year revolving working capital line of credit, due October 2004, in the amount of $18 million, including a letter of credit facility of $5 million. Borrowings, when made, bear a variable interest rate based on certain financial ratio criteria. The Company currently has borrowings of $17.5 million and qualifies for the Banks' reference rate of 9.25%. The credit facility is collateralized by accounts receivable, inventory and equipment.

     The credit facility agreement requires the Company to comply with certain covenants, including capital asset acquisition limits, limits on additional debt, minimum levels of tangible net worth, dividend payment restrictions and maintenance of certain financial ratios. At December 31, 1999 the Company was in violation of certain financial ratio covenants. The Company has obtained a waiver, subsequent to year-end, in respect of these violations as of December 31, 1999. In connection with the waiver, the Banks agreed to revise and lower certain financial ratio covenants that the Company failed to meet as of December 31, 1999, for each of the quarterly periods in the year ended December 31, 2000, and increase the borrowings available to the Company by $6 million, for a total of $24 million, through June 30, 2000. The borrowing limit subsequent to June 30, 2000 is $18 million. In addition, the interest rate applied to the working capital facility was revised.

     Under a short term line of credit facility with a bank, the Company may borrow up to $1.9 million. Borrowings under this credit agreement were $1.7 million at December 31, 1999, bear interest equal to the bank's reference rate (9.25% at December 31, 1999) and are secured by the Company's Fremont, CA building property.

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)
                                 _____________

Long Term Debt

     Long term debt consists of mortgage debt, notes payable, equipment notes payable and obligation under the letter of credit. The mortgage debt bears interest at annual rates between 8.125% and 11.0%, matures between 2001 and 2006, and is collateralized by certain of the Company's buildings. The notes payable bear interest at annual rates between 8% and 10%, mature between 1999 and 2005, and are collateralized by certain of the Company's equipment. In addition, notes payable includes the Banks' five year long term revolving credit line that is discussed in the previous section. Equipment notes bear interest at annual rates between 0.9% and 9.6%, mature between 1999 and 2002, and are collateralized by specific equipment.

     Future minimum principal payments are as follows as of December 31, 1999:

                                           Mortgage        Notes      Equipment   Letter of credit    Total Long
                                             Debt         Payable       Notes         Obligation       Term Debt
                                             ----         -------       -----         ----------       ---------
2000...................................     $  164        $ 1,084       $  835         $    --           $ 2,083
2001...................................      1,398            826          888              --             3,112
2002...................................         33            823          325              --             1,181
2003...................................         36            824           --              --               860
2004...................................         39             26           --              --                65
Thereafter.............................        227         17,566           --          26,500            44,293
                                            ------        -------       ------         -------           -------
                                             1,897         21,149         2048          26,500            51,594
Less: current portion..................        164          1,084          834              --             2,082
                                            ------        -------       ------         -------           -------
                                            $1,733        $20,065       $1,214         $26,500           $49,512
                                            ======        =======       ======         =======           =======

  Capital Lease Obligations

    As of December 31, 1999, future minimum lease payments under capital leases are as follows:

2000.....................................................................    $ 2,970
2001.....................................................................      2,717
2002.....................................................................      2,533
2003.....................................................................      2,118
2004.....................................................................        912
                                                                             -------
Total minimum lease payments.............................................     11,250
Less amount representing interest........................................      1,990
                                                                             -------
Present value of future minimum lease payments ..........................      9,260
Less: current portion....................................................      2,177
                                                                             -------
Total capital lease obligations, net of current portion..................    $ 7,083
                                                                             =======


10. Commitments and Contingencies

    In June 1992, the Company entered into a contract with the U.S. Army under which the Company acted as the prime contractor to "surface clear" expended ordnance from a firing range at Fort Irwin, California (the "Fort Irwin Contract"). In March 1997, a piece of ordnance exploded on the premises of a scrap metal dealer (the "Scrap Dealer") in Fontana, California. An employee of the Scrap Dealer died in the accident. Although the Scrap Dealer had purchased expended ordnance and other military scrap metal from a number of military facilities, including Fort Irwin, the Scrap Dealer indicated that the ordnance which exploded was purchased from Fort

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)
                                 _____________

Irwin. The U.S. Army contended that a subcontractor to the Company on the Fort Irwin Contract (the "Subcontractor") had improperly certified ordnance cleared from the Fort Irwin firing range as free of hazardous and explosive material prior to the sale of such ordnance to the Scrap Dealer. As a result, the U.S. Army terminated the Fort Irwin Contract for default, and demanded repayment from the Company of alleged reprocurement costs totaling $945,000. The Company believes it fully complied with the terms of the Fort Irwin Contract and applicable laws and regulations and challenged the default termination in an action against the U.S. Army filed in the Court of Federal Claims in July 1997. In July 1998, the U.S. Army and the Company settled the matter. The termination for default was rescinded and the Company agreed to no longer bid on surface-clearing work at active U.S. Army firing ranges.

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

11. Stock Based Compensation Plans

    1994 Stock Option Plan ("1994 Plan")

    A total of 909,878 shares of common stock have been reserved for issuance under the 1994 Plan. Options granted under the 1994 Plan generally expire ten years from the date of grant. The Company does not plan to issue further options to purchase common stock under the 1994 Plan.

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)
                                 _____________

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

    1998 Non-Employee Directors' Stock Option Plan ("Directors' Plan")

    A total of 200,000 shares of common stock has been reserved for issuance under the Directors' Plan. The Directors' Plan provides for an automatic grant of options to purchase 20,000 shares of common stock upon the date a person becomes a non-employee director. Twenty-five percent of the shares subject to the option are immediately vested and twenty-five percent vest each year thereafter. The exercise price of the options granted under the Directors' Plan must equal or exceed the fair market value of the Common Stock on the date of grant. All options expire ten years from the date of grant.

    1998 Consultants and Advisors Stock Option Plan ("Consultants Plan")

    A total of 200,000 shares of common stock has been reserved for issuance under the Consultants Plan. The Consultants Plan is administered by the Board of Directors who may grant options to purchase common stock to consultants and advisors to the Company at prices and upon terms as determined by the Board.

    The following option activity occurred in all stock option plans in the three years ended December 31, 1999:

                                                                                                         Weighted
                                                    Options                                              Average
                                                   Available         Outstanding        Exercise         Exercise
                                                   for Grant           Options           Price            Price
                                                   ---------          -------            -----            -----
Balance, December 31, 1996...................        554,000           516,000         $0.01-$7.50        $1.79
     Granted.................................       (554,000)          554,000         $1.00-$5.00        $2.10
                                                   ---------         ---------
Balance, December 31, 1997...................              -         1,070,000         $0.01-$7.50        $1.95
     Authorized..............................        900,000                 -
     Granted.................................       (607,500)          607,500         $5.00-$8.56        $6.55
     Exercised...............................              -          (147,122)        $0.01-$1.00        $0.23
     Terminated..............................              -           (13,000)        $0.01-$5.00        $0.62
     Cancelled...............................        143,500          (143,500)        $8.50-$8.56        $8.54
                                                   ---------         ---------
Balance, December 31, 1998                           436,000         1,373,878         $0.01-$8.50        $3.49
                                                   =========         =========
Granted......................................       (135,000)          135,000         $4.25-$8.62        $5.96
Exercised....................................              -          (203,456)        $0.10-$5.50        $2.34
Cancelled....................................         81,612           (81,612)        $1.00-$8.50        $6.60
                                                   ---------         ---------
Balance, December 31, 1999                           382,612         1,223,810         $0.01-$8.62        $3.81
                                                   =========         =========

    As of December 31, 1999, options to purchase 501,120 shares of Common Stock at $0.01 to $8.62 per share were fully vested and exercisable under the Plans.

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)
                                 _____________


     During August 1998, the Company cancelled options granted to employees to acquire 125,500 shares of Common Stock with prices ranging from $8.50 to $8.56 and issued new options to acquire the same number of shares at a price of $6.375 per share.

     In connection with the grant of options for the purchase of 554,000 shares of Common Stock to employees during the period from January 1, 1997 through December 31, 1997, the Company recorded aggregate deferred compensation expense of approximately $389 representing the difference between the deemed fair value of the Common Stock and the option exercise price at date of grant. Such deferred compensation is being amortized over the vesting period relating to these options, of which $120 and $120 have been amortized during the years ended December 31, 1999 and 1998, respectively, and is included in the statement of operations within the caption "Stock-based compensation expense".

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)

                                ______________

     Stock Compensation

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based compensation. Determination of compensation cost for stock-based compensation based on the fair value at the grant date for awards consistent with provisions of SFAS No. 123 would not result in a significant difference from the reported net income for the periods presented.

                                                                   December 31,
                                                             ----------------------------
                                                              1999      1998       1997
                                                              ----      ----       ----
Net income............................................       $5,173    $5,149     $ 1,018
Accretion on mandatorily redeemable preferred stock...           --        --      (1,469)
                                                             ------    ------     -------
Net income (loss) available to common shareholders....        5,173     5,149        (451)
Net income (loss) -FAS 123 adjusted...................        4,660     4,917        (593)
Earnings per share - as reported:
     Basic............................................         0.37      0.40       (0.06)
     Diluted..........................................         0.35      0.38       (0.06)
Earnings per share-FAS 123 adjusted:
     Basic............................................         0.33      0.38       (0.08)
     Diluted..........................................         0.32      0.36       (0.08)

     The fair value of each option grant under the Plans is estimated on the date of the grant using the Black-Scholes option-pricing model with weighted average risk free interest rates of 5.63%, 4.89%, and 6.47%, and an expected life of 1.54, 2.6 and 5 years, and volatility of 71.86%, 67.4% and 0% at December 31, 1999, 1998, and 1997, respectively.

     The following table summarizes the stock options outstanding at December 31, 1999:

                                      Options Outstanding               Options Exercisable
                                   ----------------------------------------------------------------------
                                                                                               Weighted
                                   Weighted                                                    Average
                                   Average        Weighted                      Weighted       Fair
Range of                           Remaining      Average                       Average        Value at
Exercise             Number        Contractual    Exercise      Number          Exercise       Date of
Prices               Outstanding   Life           Price         Exercisable     Price          Grant
---------------      -----------   -----------    ----------    -----------     ---------      ----------
$0.01                   30,000         1.4           $0.01         25,000          $0.01          $0.01
$0.10                  118,000         5.9           $0.10        112,687          $0.10          $0.10
$1.00                  356,434         6.6           $1.00         48,155          $1.00          $1.00
$4.25-$5.00            351,876         8.2           $4.91        190,170          $5.00          $5.00
$5.38-$7.25            217,500         9.0           $6.40         65,108          $6.34          $6.40
$6.75-$8.50            150,000         6.3           $7.50         60,000          $7.46          $6.30

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)

                                ______________


     Employee Stock Purchase Plan ("Purchase Plan")

  A total of 200,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the Company's common stock on the first or last day of each six-month offering period. The total shares purchased under the plan during 1999 and 1998, were 15,000 and 4,000 respectively.

12.  Common Stock Warrants

     Warrants to purchase 190,000 shares of Common Stock were granted upon the completion of the Company's initial public stock offering. These warrants become exercisable in May 1999 and expire in May 2003. The warrant exercise price is $10.20 per share.

13.  Income Taxes

The components of income tax expense (benefit) are approximately as follows:

                                             December 31,
                                      ---------------------------
                                       1999      1998       1997
                                      ------    ------     ------
Current
     Federal.......................   $3,659    $2,439     $ (383)
     State.........................      489       406        158
Deferred:
     Federal.......................     (635)      304        214
     State.........................      (64)        7        (34)
                                      ------    ------     ------
       Total.......................   $3,449    $3,156     $  (45)
                                      ======    ======     ======

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)

                                ______________


     The Company's effective tax rate differs from the U.S. federal statutory tax rate, as follows:

                                                        December 31,
                                              --------------------------------
                                               1999         1998         1997
                                              ------       ------       ------
Income tax provision at statutory rate.....     34.0%        34.0%        34.0%
State taxes, net of federal tax effect.....      3.7          3.3          1.6
Non-deductible items.......................      1.1          0.4          3.2
Net operating loss benefit.................       --           --        (48.3)
Other......................................      1.2          0.3          4.9
                                              ------       ------       ------
Effective tax rate.........................     40.0%        38.0%        (4.6)%
                                              ======       ======       ======


     Components of the deferred income tax balance are as follows:

                                                        December 31,
                                              --------------------------------
                                               1999         1998         1997
                                              ------       ------       ------
Deferred tax assets
 Net operating loss carryforwards..........   $   --       $   --       $  308
 Accrued expenses..........................    1,252          183          245
 Tax credits...............................       --           --          120
 Other.....................................       --           --           24
                                              ------       ------       ------
    Deferred tax assets....................   $1,252       $  183       $  697
                                              ======       ======       ======

Deferred tax liabilities
    Depreciation and amortization..........   $  612       $  473       $  467
                                              ======       ======       ======
Valuation allowance........................       --           --           --
                                              ------       ------       ------
Net deferred tax asset (liability).........   $  640       $ (290)      $  230
                                              ======       ======       ======

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)

                                ______________


14.  Earnings per Share (EPS)

     A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                                          For the Years Ended December 31,
                                                          --------------------------------
                                                            1999        1998        1997
                                                            ----        ----        ----
Numerator - Basic and Diluted EPS
     Net income.......................................    $ 5,173     $ 5,149     $ 1,018
     Accretion on mandatorily redeemable
     preferred stock..................................         --          --      (1,469)
                                                          -------     -------     -------
     Net income (loss) available to
     common shareholders....,.........................    $ 5,173     $ 5,149     $  (451)
                                                          =======     =======     =======
Denominator - Basic EPS
     Common shares outstanding........................     14,048      12,975       7,532
                                                          -------     -------     -------

Basic earnings (loss) per share.......................    $  0.37     $  0.40     $ (0.06)
                                                          =======     =======     =======

Denominator - Diluted EPS
Denominator - Basic EPS...............................     14,048      12,975       7,532
     Effect of Dilutive Securities
     Common stock options.............................        548         723          --
                                                          -------     -------     -------
                                                           14,596      13,698       7,532
                                                          -------     -------     -------
Diluted earnings (loss) per share.....................    $  0.35     $  0.38     $ (0.06)
                                                          =======     =======     =======

     Options and warrants to purchase 888,000 shares of Common Stock at exercise prices in excess of the average market price of the Company's common stock were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

15.  Employee Retirement Plan

     The Company maintains a Qualified Retirement Plan (401(k) Plan) which covers substantially all employees. Eligible employees may contribute up to 15% of their annual compensation, as defined, to this plan. The Company may also make a discretionary contribution. During 1999, the Company contributed $61 in matching funds through the issuance of shares of its common stock to the 401(k) Plan. The Company did not contribute to the 401(k) Plan during 1998 and 1997.

16.  Sale of Corporate Facilities

     The Company has sold to a less than 1% shareholder of the Company, the Company's facility, building and land, located in Fremont California. The Company has transferred title to the building to the new owner on December 10, 1999. The terms of the sale agreement includes a sale price of $4.5 million, a deposit payment of $810 at the time of the agreement,

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)
                         ____________________________

assumption of the mortgage debt collateralizing the building, and obtaining additional funding to purchase the building. The sale agreement includes a leaseback provision for a month to month lease provision for the Company at existing market rates and conditions, allows the Company to vacate the building with 60 day notice subject to other provisions, and allows the Company the first right of refusal on a third party sale by the new owner. The sale agreement requires the Company to obtain a certificate of compliance with respect to certain environmental issues with regards to the building prior to vacating the premises. The Company estimates that the certificate of compliance will require, at a cost to the Company, the incurrence of $100 to clean up the building and the duration of the clean up of at least 6 months.

     The Company has "continuing involvement" with the building subsequent to the sale and remains the primary debtor of the debt obligation on the building as of December 31, 1999, and in accordance with generally accepted accounting principles, the gain on the sale of the building is deferred pending termination of its continued involvement. The deposit payment of $810 has been included within the balance sheet caption, "accrued liabilities" as of December 31, 1999. The Company will continue to depreciate the building and account for the building asset and debt as if owned by the Company. The Company will apply the provisions of sale and leaseback accounting to the transaction after the Company no longer has any "continuing involvement" with the building as defined by generally accepted accounting principles.

17.   Business Segments

     The Company manages its operations within two business segments: waste processing, conducted by its Fixed Facilities Group (FFG); and field services, conducted by its Field Engineering Group (FEG). FFG processes customer waste utilizing the Company's thermal and non-thermal technologies. FEG performs remediation, construction and various engineering services for customers under long-term contracts.

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

     Segment Information

1999                                                FFG           FEG          Other         Total
                                                ------------  -----------  -------------  -----------
Revenue.....................................       $46,854      $13,808     $    --        $60,662
Gross Profit................................        22,845        1,458          --         24,303
Sales, general & administrative expenses....                                                14,565
Stock-based compensation....................                                                   120
Interest expense, net.......................                                                  (996)
Provision for income taxes..................                                                 3,449
                                                                                           -------
     Net income.............................                                               $ 5,173
                                                                                           =======
Segment assets..............................        81,058          685       3,480        $85,223
Expenditures for long-lived assets..........        39,028           35         100        $39,163
                                                                                           =======

                                   ATG INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts in thousands unless otherwise noted, except per share data)
                           ________________________

 1998                                                FFG           FEG          Other        Total
                                                ------------  -----------  -------------  ----------
Revenue.......................................      $18,889      $17,011    $    --         $35,900
Gross Profit..................................       11,082        5,002         --          16,084
Sales, general & administrative expenses......                                                7,832
Stock-based compensation......................                                                  120
Interest income, net..........................                                                  173
Provision for income taxes....................                                                3,156
                                                                                            -------
     Net income...............................                                              $ 5,149
                                                                                            =======
Segment assets...............................        42,030          650      3,380         $46,060
Expenditures for long-lived assets...........        21,490           40        120         $21,650
                                                                                            =======

     The Company earned $3.3 million in international revenue from customers in Asia during 1999, all of which was performed by FFG. Substantially all of the segment revenues in 1998 were from customers in North America. All revenues are denominated in U.S. dollars.

                                    PART IV

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     1. Financial Statements. The following Consolidated Financial Statements of ATG Inc. and Report of Independent Accountants are filed as part of this report:

                                                                              Page
                                                                              ----
Report of Independent  Accountants........................................... 33
Consolidated Balance Sheets--As of December 31, 1998 and 1999................ 34
Consolidated Statements of Operations--For the Three Years Ended
December 31, 1999............................................................ 35
Consolidated Statements of Shareholders' Equity--For the Three Years Ended
     December 31, 1999....................................................... 36
Consolidated Statements of Cash Flows--For the Three Years Ended
December 31, 1999............................................................ 37
Notes to Consolidated Financial Statements................................... 38-56
     2.   Financial Statement Schedules.  For years ended December 31, 1999,
1998 and 1997:
 Schedule II.  Valuation and Qualifying Accounts and Reserves................ 60

     All other schedules are omitted because they are not applicable or the required information has been included in the consolidated financial statements or notes thereto.

     3.   Exhibits

          2.1  Final bankruptcy court bid dated November 13, 1998**
          2.2 Form of letter agreement dated December 1, 1998 among the purchasers and the Trustee**
          3.1  Articles of Incorporation of the Company*
          3.2  Bylaws of the Company*
          3.3  Certificate of Amendment of Articles of Incorporation*
          4.1  Specimen Common Stock Certificate*
          9.1  Voting Trust Agreement*
          10.1 Assumption Agreement, dated September 2, 1992, between the Company, as transferee, Tippett-Richardson, as transferor, and Confederation Life Insurance Company, as lender*
          10.2 Deed of Trust (Non-Construction) & Assignment of Rents, dated September 18, 1997, between the Company, as trustor, First
               Bancorp, as trustee Sanwa Bank California as beneficiary*
          10.3 Deed of Trust, dated August 5, 1993, between the Company and ATG
               Richland, collectively as trustor, Chicago Title Insurance
               Company, as trustee, and West One Bank, as beneficiary*
          10.4 Term Loan Agreement, dated September 18, 1997, between the Company and Sanwa Bank California*
          10.5 Letter from the Company to Steve Guerrettaz, dated December 2, 1997, regarding terms of employment*

__________________

          10.6 Letter from the Company to Fred Feizollahi dated February 20, 1995, regarding terms of employment*
          10.7 Consultant Agreement, dated as of July 1, 1992, between the Company and Edward Vinecour *
          10.8 Non-Competition Agreement, dated as of July 1, 1992, between the Company and Edward Vinecour *
          10.9 Collective Bargaining Agreement between the Company and the International Union of Operating Engineers No. 280 *
          10.10  Form of Stock Purchase Agreement *
          10.11 Continuing Guaranty, dated as of April 19, 1996, provided by Doreen Chiu in favor of Sanwa Bank *
          10.12 Continuing Guaranty, dated as of April 19, 1996, provided by Frank Chiu in favor of Sanwa Bank *
          10.13  Continuing Guaranty, dated as of May 20, 1997, provided by
                 Doreen Chiu in favor of Safeco Credit Company, Inc. *
          10.14  Continuing Guaranty, dated as of May 20, 1997, provided by
                 Frank Chiu in favor of Safeco Credit Company, Inc. *
          10.15  Small Business Administration (SBA) Guaranty, dated August 6,
                 1993, provided by Doreen Chiu and Frank Chiu in favor of West One Bank *
          10.16  Guaranty Agreement, dated September 1, 1994, provided by Doreen
                 Chiu and Frank Chiu in favor of Great Western Leasing *
          10.17  Guaranty, dated January 13, 1994, provided by Doreen Chiu and
                 Frank Chiu in favor of The CIT Group/Equipment Financing Inc. *
          10.18 Guaranty of Commercial Lease Agreement, dated December 20, 1994, provided by Doreen Chiu and Frank Chiu in favor of California Thrift & Loan *
          10.19 Contract No. MGK-SBB-A26602, dated September 5, 1997, awarded to the Company by Waste Management Federal Services of Hanford, Inc. *
          10.20 Purchase Order No. MW6-SBV-357079, dated November 3, 1995, issued to the Company by Westinghouse Hanford Company *
          10.21 Contract No. DE-AC06-95RL13129, dated January 4, 1995, among the U.S. Department of Energy, as the procuring agency, the U.S. Small Business Administration, as contractor, and the Company, as subcontractor *
          10.22 Gasification Vitrification Chamber Purchase and License Agreement, dated August 1997, between the Company and Integrated Environmental Technologies LLC *
          10.23 Purchase Agreement between the Company and Integrated Environmental Technologies LLC *
          10.24 Technology Transfer Purchase and Royalty Fee Agreement, dated September 30, 1997, between the Company and Regent Star Ltd.*
          10.25 Technology Transfer and Purchase Agreement, dated June 28, 1997, between the Company and Pacific Trading Company *
          10.26 Contract No. DACW05-98-C-0001, dated September 24, 1997, awarded to the Company by the U.S. Army Corps of Engineers, Sacramento District *
          10.27 Contract No. DAKF04-92-D-0007, dated February 8, 1991, among the Fort Irwin Directorate of Contracting, as the procuring agency, the U.S. Small Business Administration, as contractor, and the Company, as subcontractor *
          10.28 Promissory Note, dated December 31, 1997, provided by the Company to Doreen M. Chiu *
          10.29  1998 Stock Ownership Incentive Plan *

_________________

          10.30  Employee Stock Purchase Plan  *
          10.31  1998 Non-Employee Directors Stock Option Plan  *
          10.32 Letter of Credit Agreement, dated March 6, 1998, between the Company and Sanwa Bank of California *
          10.33 Continuing Guaranty, dated as of March 6, 1998, provided by Doreen Chiu in favor of Sanwa Bank California *
          10.34 Continuing Guaranty, dated as of March 6, 1998, provided by Frank Y. Chiu in favor of Sanwa Bank California *
          10.35 Indemnity Agreement, dated August 12, 1992, made and entered into by Doreen M. Chiu, Frank Y. Chiu, the Company and National Safety Consultants, Inc. in favor of ACSTAR Insurance Company *
          10.36 Continuing Agreement of Indemnity-Contractors' Form, dated March 19, 1998, made and entered into by Doreen M. Chiu, Frank
                 Y. Chiu and the Company for the benefit of Reliance Insurance Company, Untied Pacific Insurance Company, Reliance National Indemnity Company and Reliance Surety Company *
          10.37 Purchase Order, dated February 10, 1996, issued by the Company to ToxGon Corporation *
          10.38  Amendment to Letter of Credit Agreement  ***
          10.39  Line of Credit Agreement  ***
          10.40  Amendment to Line of Credit Agreement ****
          10.41  Term Loan Agreement - Sanwa Bank California ****
          10.42  ATG Catalytics L.L.C. Operating Agreement ****
          21.1   List of Subsidiaries of Registrant
          23.1   Consent of PricewaterhouseCoopers LLP
          27.1   Financial Data Schedule

______________________________________________________________________
(*) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (N0. 333-46107) which became effective
May 6, 1998.
(**) Incorporated by reference to exhibits filed with the Registrant's Form 8-K dated December 1, 1998.
(***) Incorporated by reference to exhibits filed with the Registrant's Form 10-Q for the quarter ended June 30, 1998.
(****) Incorporated by reference to exhibits filed with the Registrant's Form 10-K for the year ended December 31, 1998.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1999.
_______________________________________________________________________

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of ATG Inc. and Subsidiaries:

     In connection with our audits of the consolidated financial statements of ATG Inc. and its subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in Item 14 (a) herein.

     In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                       PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 28, 2000

                                                                     Schedule II


                                   ATG INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------
                                 (in thousands)

                                                            Additions
                                            Balance at      Charged to                        Balance
                                           Beginning of     Costs and                        at End of
Description                                   Period        Expenses      Deductions (1)      Period
-----------                                ------------     ---------     --------------     ---------
Year ended December 31,1997.............
  Allowance for doubtful accounts               $ 46         $   73         $    --         $  119
Year ended December 31, 1998............
  Allowance for doubtful accounts               $119         $  210         $   (24)        $  305
Year ended December 31, 1999............
  Allowance for doubtful accounts               $305         $1,359         $  (142)        $1,522

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


Date:  April 17, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Doreen M. Chiu        Chairman, President and Chief          April 17, 2000
 ------------------------
 Doreen M. Chiu            Executive Officer

 /s/ Frank Y. Chiu         Executive Vice-President               April 17, 2000
 ------------------------
 Frank Y. Chiu             Director

 /s/ William M. Hewitt     President-Waste Mgmt. Services         April 17, 2000
 ------------------------
 William M. Hewitt         Director

 /s/ Danyal F. Mutman      Chief Financial Officer                April 17, 2000
 ------------------------
 Danyal F. Mutman

 /s/ George Doubleday II   Director                               April 17, 2000
 ------------------------
 George Doubleday II

 /s/ Earl E. Gjelde        Director                               April 17, 2000
 ------------------------
 Earl E. Gjelde

 /s/ Andrew C. Kadak       Director                               April 17, 2000
 ------------------------
 Andrew C. Kadak