Form 10-K/A
period 1999-12-31
ATG INC
filed 2000-05-01
CIK 1054000

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

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


                      Documents Incorporated By Reference

None.

INTRODUCTION

ATG Inc. hereby amends its Form 10-K for the fiscal year ended December 31, 1999 by: adding to Part III, Item 10, Directors and Executive Officers of the Registrant, the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance;" adding to Part III, Item 11, Executive Compensation; adding to Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management; and adding to Part III, Item 13, Certain Relationships and Related Transactions.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the NASDAQ national market. Officers, directors and greater than ten percent (10%) beneficial owners are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for these reports have been established and the Company is required to disclose in this Annual Report on Form 10-K any late filings during the most recent fiscal year. To the Company's knowledge, based solely on its review of the copies of such reports required to be furnished to the Company during the most recent fiscal year, all of these reports were timely filed with the Securities and Exchange Commission and the NASDAQ national market.

Item 11.  Executive Compensation

     The following table discloses compensation received by the Company's Chief Executive Officer and the four (4) remaining most highly paid executive officers who received total compensation in excess of $100,000 for the previous years ended December 31, 1999, 1998 and 1997.

                          Summary Compensation Table

                                                                                  Long-Term
                                                                                Compensation
                                       Annual Compensation (4)                     Awards
                                       -----------------------                     ------
                                                                                 Securities
Name and Principal Position      Year          Salary           Bonus         Underlying Options(#)
---------------------------      ----          ------           -----         ---------------------
Doreen M. Chiu                   1999          $245,154         $60,000                 *
Chief Executive Officer          1998           156,000            *                  50,000
                                 1997           150,000            *                 150,000

Frank Y. Chiu                    1999           225,846          60,000                 *
Executive Vice President         1998           130,000            *                  50,000
                                 1997           120,000            *                 159,900

William M. Hewitt                1999           220,846          60,000                 *
President - Waste Management     1998           157,038            *                  40,000
Services  (1)                    1997           103,269            *                  70,000

Steven J. Guerrettaz             1999           159,308          30,000               20,000
Chief Financial Officer  (2)     1998           150,000            *                  10,000
                                 1997             1,731            *                  60,000

Eric C. Su                       1999           140,000          50,000                 *
Vice President - Marketing &     1998           112,086            *                  40,000
Planning  (3)                    1997            94,386          25,000               20,000

------------------------
*   None
(1)  Joined the Company in April 1997.
(2)  Joined the Company in December 1997 and left the Company in February 2000.
(3) Resigned as Corporate Officer in February 2000 and reassigned within the Company to a non-officer position.
(4) Each of the named executive officers received perquisites and other personal benefits, the aggregate amount of which did not exceed the lesser of $50,000 or 10% of the annual base salary reported.

Stock Option Grants and Exercises

     The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options granted during the fiscal year ended December 31, 1999.

                                       Option Grants in Last Fiscal Year

                                            Individual Grants                                 Potential Realizable
                    -------------------------------------------------------------------         Value at Assumed
                             Number of        % of Total                                      Annual Rates of Stock
                            Securities          Options                                        Price Appreciation
                            Underlying        Granted to       Exercise                      for Option Term ($) (1)
                              Options        Employees in     Price Per     Expiration       -----------------------
Name                        Granted (#)       Fiscal Year     Share ($)      Date(2)             5%           10%
----                      ---------------   -------------     ----------   ------------      ----------   ----------
Doreen M. Chiu                  0                n.a              n.a.          n.a.            n.a.           n.a.
Frank Y. Chiu                   0                n.a              n.a.          n.a.            n.a.           n.a.
William M. Hewitt               0                n.a              n.a.          n.a.            n.a.           n.a.
Steven J. Guerrettaz          20,000            14.8%            $7.00        7/15/09         $88,045       $223,124
Eric C. Su                      0                n.a              n.a.          n.a.            n.a.           n.a.

(1) Potential realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten-year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

(2) Options may terminate before their expiration date if the optionee's status as an employee is terminated.

     The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options exercised during the fiscal year ended December 31, 1999 and the value of unexercised options at such date.

                Aggregated Option Exercises in Last Fiscal Year
                       And Fiscal Year-End Option Values

                                                             Number of Securities
                                                            Underlying Unexercised           Value of Unexercised
                                                                  Options at                 In-the-Money Options
                                                             December 31, 1999 (#)       at December 31, 1999 ($)(1)
                                                             ---------------------
                         Shares Acquired        Value            Exercisable/                    Exercisable/
                         On Exercise (#)     Realized ($)        Unexercisable                   Unexercisable
                         ---------------     ------------        -------------                   -------------
Doreen M. Chiu.........       41,000            $167,437            500/158,500                 $  1,656/491,906
Frank Y. Chiu..........       54,000             275,825         53,500/168,400                  224,919/524,700
William M. Hewitt......           --                  --          66,666/43,334                              0/0
Steven J. Guerrettaz...           --                  --          70,000/20,000                              0/0
Eric C. Su.............       60,000             440,525          63,333/26,667                        192,625/0

________________________
(1) Based on the fair market value of the Common Stock at December 31, 1999 of $4.3125 per share, less the exercise price paid for such shares.

Employment Agreements

     None of the individuals named in the Summary Compensation Table above is a party to an employment agreement with the Company.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the following report and the Performance Graph on page 9 shall not be incorporated by reference into any such filings.

Compensation Philosophy

     The Compensation Committee of the Board of Directors of the Company (the "Committee") consists of the three (3) independent directors who are neither employees nor officers of the Company. The Committee reviews the Company's executive compensation program and policies, determines the compensation of the Company's Chief Executive Officer ("CEO"), and reviews and approves the CEO's recommendations for the compensation of the other senior executive officers of the Company.

     The Committee's philosophy regarding compensation of the Company's senior management is to link rewards to financial and operational performance, to encourage creation of shareholder value and to achieve the Company's strategic goals and objectives. Through its executive compensation policies, the Committee seeks to attract, retain and motivate highly qualified executives who will contribute to the Company's success. Thus, the Committee believes the Company's compensation arrangements must remain competitive with those offered by other companies of similar size and scope of operations. To achieve these goals, the executive compensation program consists of three primary components which, taken together, constitute a flexible and balanced method of establishing total compensation for senior management. These components are: (i) base salary which reflects individual performance and contribution to the Company; (ii) discretionary annual bonus awards payable in cash and tied to the Company's achievement of financial targets; and (iii) long-term stock based incentive awards designed to strengthen the mutuality of interests between the Company's executive officers and its shareholders. Beginning in 1998, option grants to executive officers are made under the Company's 1998 Stock Ownership Incentive Plan by the Committee.

Cash Based Compensation

     Salary. Consistent with the Company's philosophy, the Committee's approach to base compensation is to offer competitive salaries in comparison with market practices. Salary decisions are based on an annual review with the CEO, considering the decision-making responsibilities of each position and the experience, work performance, and team-building skills of position incumbents, subject to existing employment agreements, if any. The cash salary of each of the Company's executive officers is determined by the individual's performance and past and potential contributions to the Company, as well as the overall financial performance and resources of the Company.

     Bonuses. The Committee has in the past and may in the future authorize the payment of discretionary bonus compensation based upon an assessment of an individual's exceptional contributions to the Company. Bonuses are based upon the overall achievement in increasing the Company's revenue and its level of profitability.

     As a general matter, the Committee endorses the philosophy that executive compensation should reflect company performance. The Company, to date, has not yet adopted any compensation plans which are tied directly to Company performance by formula.

Equity Based Compensation

     The executive officers have, from time to time, received grants of options to acquire Common Stock. The purpose of the option grants is to provide such individuals with additional incentives to maximize shareholder value. The Committee also utilizes vesting periods to encourage key employees to continue in the employ of the Company. The size of the option grant to each executive officer is set at a level which is intended to create a meaningful opportunity for stock ownership based on the individual's current position with the Company and may also be based in part upon Company performance factors such as earnings per share and revenue growth. However, the extent to which these latter factors are taken into consideration will vary from individual to individual at the Committee's sole discretion.

Chief Executive Officer Compensation

     The process of determining the compensation for the CEO and the factors taken into consideration in such determination are generally the same as the process and factors used in determining the compensation of all of the executive officers of the Company. The Committee considers both the Company's overall performance and the CEO's individual performance. Bonuses for the CEO are based upon the overall achievements in increasing the Company's revenue and its level of profitability. Ms. Chiu's salary was determined based on analysis of salaries paid by peer companies and on Ms. Chiu's knowledge, experience and individual performance.

     The foregoing report has been furnished by the Compensation Committee of the Board of Directors of the Company.

                         Andrew C. Kadak, Chairman
                         Earl E. Gjelde
                         George Doubleday, II

                            COMPENSATION COMMITTEE
                     INTERLOCKS AND INSIDER PARTICIPATION

     The following persons served on the Compensation Committee of the Company's Board of Directors during fiscal year 1999: Andrew C. Kadak, Earl E. Gjelde, and George Doubleday, II. None of these persons is a current or former officer or employee of the Company. There are no "interlocks, " as defined by the Securities and Exchange Commission, with respect to any member of the Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the beneficial ownership of the Common Stock of the Company as of April 24, 2000, by each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock, by each director, by each executive officer named in the Summary Compensation Table below and by all current directors and executive officers as a group. All shares are subject to the named person's sole voting and investment power, except where otherwise indicated. The address of each beneficial owner identified is in care of the Company, 47375 Fremont Boulevard, Fremont, California 94538.

                                                       Number                    Percent of
Name                                               of Shares (1)             Shares Outstanding
----                                               -------------             ------------------
Doreen M. Chiu   (2)                                  2,719,926                    19.3%
George Doubleday, II   (3)                              507,243                     3.6%
Eric C. Su  (4)                                         121,333                       *
William M. Hewitt   (5)                                  83,954                       *
Steven J. Guerrettaz  (6)                                71,484                       *
Earl E. Gjelde   (7)                                     15,000                       *
Andrew C. Kadak  (7)                                     15,000                       *
All directors and executive officers as
     a group (9 persons)   (8)                        3,598,940                    25.5%

--------------------
*  The number of shares owned is less than 1%
(1) Beneficial ownership includes shares of Common Stock subject to options held by the named person that are currently exercisable or will become exercisable within 60 days.
(2) Includes all shares beneficially owned by Frank Y. Chiu as community property and options to purchase 20,000 shares of Common Stock.
(3)  Includes options to purchase 15,000 shares of Common Stock
(4)  Includes options to purchase 63,333 shares of Common Stock.
(5)  Includes options to purchase 83,333 shares of Common Stock
(6)  Includes options to purchase 70,000 shares of Common Stock
(7)  Represents options to purchase 15,000 shares of Common Stock
(8) Includes 370,666 shares of Common Stock that may be issued upon the exercise of options outstanding and beneficially owned by the directors and executive officers as a group.

Item 13.  Certain Relationships and Related Transactions

     The following is a summary of certain transactions to which the Company was or is a party and in which certain executive officers, directors or shareholders of the Company had or have a direct or indirect material interest.

     From 1992 to 1997, Doreen M. Chiu, the Company's Chairman of the Board and Chief Executive Officer, extended a series of loans to the Company, each of which was repayable in full upon demand (collectively, the "Loan"). The Loan, which was unsecured, bore interest at an annual rate of 10%, payable concurrently with principal. The outstanding principal balance of the Loan, including accrued interest, at December 31, 1997 was $1,280,180. This Loan was repaid in full in 1998.

     Doreen M. Chiu and Frank Y. Chiu, the Executive Vice-President and a director of the Company, have each guaranteed the obligations of the Company under (i) two Promissory Notes in the principal amounts of $2,069,604 and $1,996,075 held by Safeco Credit Company, Inc.; (ii) an Equipment Lease between the Company and Great Western Leasing that provides for an aggregate rental amount of $32,522; and (iii) a Commercial Lease Agreement between the Company and U.S. Bancorp with an aggregate rental amount of $103,341.

     In connection with the issuance of certain bonds, undertakings and other instruments of guarantee in favor of the Company, Doreen M. Chiu and Frank Y. Chiu have each executed (i) a blanket Indemnity Agreement in favor of ACSTAR Insurance Company ("ACSTAR"), indemnifying ACSTAR against any losses that ACSTAR may incur in connection with the issuance of any such bonds, undertakings or other instruments of guarantee, and (ii) a blanket Continuing Agreement of Indemnity-Contractor's Form for the benefit of Reliance Insurance Company, United Pacific Insurance, Reliance National Indemnity Company and Reliance Surety Company, indemnifying such entities against any losses that such entities may incur in connection with the issuance of any such bonds, undertakings or other instruments of guarantee. As of December 31, 1999, the potential aggregate liability of Mr. and Mrs. Chiu under the blanket indemnities was approximately $35,500.

     In 1998, the Company entered into a contract to provide certain engineering, remediation and construction services to Mission Ranch Center, a California limited partnership ("Mission Ranch"). Doreen M. Chiu and Frank Y. Chiu are general partners and own a 50% partnership interest in Mission Ranch. The Company reported revenues of $1,403,000 and costs of $1,354,000 related to services provided under this contract in 1999. The Company reported revenues of $785,000 and costs of $432,000 related to services provided under this contract in 1998. The total project contract value is approximately $4,695,000 and is expected to be completed in fiscal 2000.

                               PERFORMANCE GRAPH

     The following graph demonstrates a comparison of cumulative total shareholder returns, calculated on a dividend reinvestment basis and based upon an initial investment of $100 in the Company's Common Stock as compared with the Russell 2000 Index and the Nasdaq Stock Market (U.S.) Index. No dividends have been declared or paid on the Company's Common Stock during such period. The stock price performance shown on the graph below is not necessarily indicative of future price performance. The Common Stock began trading on the Nasdaq National Market on May 7, 1998. The graph reflects the Company's stock price performance from the initial public offering through the end of fiscal 1999.

                       [PERFORMANCE GRAPH APPEARS HERE]


                                                        Cumulative Total Return
                              ---------------------------------------------------------------------------
                              5/7/98    6/98      9/98      12/98     3/99      6/99      9/99      12/99
ATG INC.                         100      90        71         87       76        78        59         51
RUSSELL 2000                     100      97        79         87       78        91        84         85
NASDAQ STOCK MARKET (U.S.)       100     103        93        121      135       148       152        224

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ATG INC.

                                             By: /s/ Doreen M. Chiu
                                                 ----------------------------
                                                 Doreen M. Chiu
                                                 Chairman of the Board
                                                 President and CEO

Date: May 1, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            /s/ Doreen M. Chiu
----------------------------------------      Chairman, President and Chief          May 1, 2000
            Doreen M. Chiu                          Executive Officer


            /s/ Frank Y. Chiu
----------------------------------------      Executive Vice-President               May 1, 2000
            Frank Y. Chiu                     Director


            /s/ William M. Hewitt
----------------------------------------      President-Waste Mgmt. Services         May 1, 2000
            William M. Hewitt                 Director


            /s/Danyal F. Mutman
----------------------------------------      Chief Financial Officer                May 1, 2000
            Danyal F. Mutman

            /s/ George Doubleday II
----------------------------------------      Director                               May 1, 2000
            George Doubleday II

            /s/ Earl E. Gjelde
----------------------------------------      Director                               May 1, 2000
            Earl E. Gjelde

            /s/ Andrew C. Kadak
----------------------------------------      Director                               May 1, 2000
            Andrew C. Kadak