Form 10-Q
period 2000-03-31
ATG INC
filed 2000-05-15
CIK 1054000

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended March 31, 2000.

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

                           Yes  [X]          No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class                        Outstanding at April 28, 2000
     -----                        -----------------------------
  Common stock, no par value               14,104,457

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

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                        Page
                                                                       ----
Item 1.   Financial Statements.......................................    3

          Condensed Consolidated Balance Sheets......................    3

          Condensed Consolidated Statements of Operations............    4

          Condensed Consolidated Statements of Cash Flows............    5

          Notes to Condensed Consolidated Financial Statements.......    6

Item 2.   Management's Discussion And Analysis Of Financial
          Condition And Results Of Operations........................   11

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk................................................   20

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..........................................   20

Item 2.   Changes In Securities And Use Of Proceeds..................   21

Item 3.   Defaults Upon Senior Securities............................   21

Item 4.   Submission Of Matters To A Vote Of Security Holders........   21

Item 5.   Other Information..........................................   21

Item 6.   Exhibits and Reports on Form 8-K. .........................   22

          SIGNATURE..................................................   23

PART I      FINANCIAL INFORMATION
Item 1.       Financial Statements


                                   ATG INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                       March 31,   December 31,
                                                         2000         1999
                                                      -----------  ------------
                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                             $    458     $  2,776
   Accounts receivable, net                                22,471       24,488
   Prepayments and other current assets                     5,496        5,396
                                                         --------      -------
      Total current assets                                 28,425       32,660

Property and equipment, net                                87,606       80,428
Restricted cash                                             9,586       16,014
Intangible assets, net                                      2,195        2,203
Other assets, net                                           4,756        4,774
                                                         --------     --------
      Total assets                                       $132,568     $136,079
                                                         ========     ========

Current liabilities:
   Short-term borrowings                                 $  2,680        1,721
   Current portion of long-term debt and
    capital leases                                          4,270        4,259
   Accounts payable                                        10,053       11,649
   Accrued liabilities                                     12,706       15,197
                                                         --------     --------
      Total current liabilities                            29,709       32,826

Long-term debt and capitalized leases, net                 56,163       56,595
                                                         --------     --------
      Total liabilities                                    85,872       89,421
                                                         --------     --------
Common stock                                               42,139       42,137
Deferred compensation                                          (2)         (32)
Retained earnings                                           4,559        4,553
                                                         --------     --------
      Total shareholders' equity                           46,696       46,658
                                                         --------     --------

      Total liabilities and shareholders' equity         $132,568     $136,079
                                                         ========     ========

                                   ATG INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                         Three Months
                                                       Ended March 31,
                                                   ------------------------
                                                     2000           1999
                                                   ---------      ---------
Revenue                                             $11,103        $12,944
Cost of revenue                                       6,687          7,742
      Gross profit                                 ---------      ---------
                                                      4,416          5,202

Sales, general & administrative expenses
                                                      3,877          3,064
Stock-based compensation expense                         30             30
                                                   ---------      ---------
      Operating income                                  509          2,108

Net interest income (expense)                          (499)          (258)
                                                   ---------      ---------
      Income before provision for taxes                  10          1,850

Provision for income taxes                                4            740
                                                   ---------      ---------
      Net income                                    $     6        $ 1,110
                                                   =========      =========
Net income per share
      Basic                                         $  0.00        $  0.08
      Fully diluted                                 $  0.00        $  0.08

Weighted average shares
      Basic                                          14,091         14,018
      Fully diluted                                  15,032         14,796

                                       ATG INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                      (Unaudited)

                                                                                              Three Months Ended
                                                                                        --------------------------------
                                                                                          March 31,        March 31,
                                                                                            2000             1999
                                                                                        --------------    --------------
Cash flows from operating activities:
      Net income                                                                        $          6      $      1,109
      Adjustments to reconcile net income with cash flow
          from operations:
            Depreciation and amortization                                                        610               539
            Compensation expense for shares issued and options granted                            30                30
            Change in current assets and liabilities:
                  Accounts receivable                                                          2,017               303
                  Prepayment and other current assets                                           (100)           (1,099)
                  Accounts payable and accrued liabilities                                    (4,087)           (2,593)
                                                                                        --------------    --------------
             Net cash used in operating activities                                            (1,524)           (1,711)
                                                                                        --------------    --------------

Cash flows from investing activities:
      Property and equipment acquisitions                                                     (7,761)           (3,499)
      Restricted cash                                                                          6,428               -
      Other assets                                                                                (2)             (658)
             Net cash used in investing activities                                      --------------    --------------
                                                                                              (1,335)           (4,157)
                                                                                        --------------    --------------
Cash flows from financing activities:
      Borrowing (repayment) from related party                                                   960               -
      Borrowing (repayment) of long-term debt and capital leases                                (420)            1,464
      Short-term borrowing, net                                                                   (1)            2,690
      Proceeds from issuance of common stock                                                       2               474
             Net cash provided by financing activities                                  --------------    -------------
                                                                                                 541             4,628
                                                                                        --------------    -------------
Decrease in cash and cash equivalents                                                         (2,318)           (1,240)
Cash and cash equivalents, beginning of period                                                 2,776             3,789
                                                                                        --------------    --------------
Cash and cash equivalents, end of period                                                $        458      $      2,549
                                                                                        ==============    =============
Supplemental cash flow information:
      Income taxes paid                                                                 $         65       $     1,347
                                                                                        ==============     ============
      Interest paid, net of capitalized interest                                        $        613       $       311
                                                                                        ==============     ============
      Reclassification of machinery and equipment to inventory                          $          -       $      (426)
                                                                                        ==============     ============
      Reclassification of other assets to property and equipment                        $          -       $     1,045
                                                                                        ==============     ============

                                    ATG INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                  (Unaudited)

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1999 and the Audited Consolidated Financial Statements included therein.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the three months ended March 31, 2000 and 1999. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The results for the three months ended March 31, 2000 are not necessarily indicative of the results for the full fiscal year.

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

A reconciliation of the numerator and denominator of basic and diluted income per share is provided as follows (in thousands, except per share data):


                                                  Three Months
                                                 Ended March 31,
                                              ----------------------
                                               2000           1999
                                              -------        -------
Numerator - Basic and Diluted
Income per share
 Net income                                   $     6        $ 1,110
                                              =======        =======
Denominator - Basic
 Common shares outstanding                     14,091         14,018
                                              -------        -------
 Basic net income per share                   $  0.00        $  0.08
                                              =======        =======
Denominator - Diluted
 Denominator - Basic                           14,091         14,018
 Common stock options                             941            778
                                              -------        -------
                                               15,032         14,796
                                              -------        -------
 Diluted net income per share                 $  0.00        $  0.08
                                              =======        =======

Diluted net income per share for the three months ended March 31, 2000, excludes options and warrants to acquire 575,500 shares of stock which were anti-dilutive.

3.  Business Segments

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

     Segment Information

(dollars in millions)
---------------------

Three months ended March 31, 2000                    FFG         FEG        Other       Total
                                                  --------    --------    ---------    -------
Revenue.......................................      $ 8.6       $2.5       $  --        $11.1
Gross  Profit.................................        3.9        0.5          --          4.4
Sales, general & administrative expenses......                                            3.9
Stock-based compensation......................                                             --
Interest expense, net.........................                                           (0.5)
Provision for income taxes....................                                          -----
  Net income..................................                                          $ 0.0
                                                                                        =====
Segment assets................................       88.8        0.7         3.5        $93.0
Expenditures for long-lived assets............        7.8         --          --        $ 7.8
                                                                                        =====
Three months ended March 31, 1999                    FFG         FEG        Other       Total
                                                  --------    --------    ---------    -------
Revenue.......................................      $10.3       $2.6       $  --        $12.9
Gross Profit..................................        4.8        0.4          --          5.2
Sales, general & administrative expenses......                                            3.1
Stock-based compensation......................                                             --
Interest expense, net.........................                                           (0.3)
Provision for income taxes....................                                            0.7
                                                                                        -----
  Net income..................................                                          $ 1.1
                                                                                        =====
Segment assets................................       46.1        0.7         3.4        $50.2
Expenditures for long-lived assets............        4.1         --          --        $ 4.1
                                                                                        =====


4.         Recent Pronouncements

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

5.        Commitments and Contingencies

In June 1992, the Company entered into a contract with the U.S. Army under which the Company acted as the prime contractor to "surface clear" expended ordnance from a firing range at Fort Irwin, California (the "Fort Irwin Contract"). In March 1997, a piece of ordnance exploded on the premises of a scrap metal dealer (the "Scrap Dealer") in Fontana, California. An employee of the Scrap Dealer died in the accident. Although the Scrap Dealer had purchased expended ordnance and other military scrap metal from a number of military facilities, including Fort Irwin, the Scrap Dealer indicated that the ordnance which exploded was purchased from Fort Irwin. The U.S. Army contended that a subcontractor to the Company on the Fort Irwin Contract (the "Subcontractor") had improperly certified ordnance cleared from the Fort Irwin firing range as free of hazardous and explosive material prior to the sale of such ordnance to the Scrap Dealer. As a result, the U.S. Army terminated the Fort Irwin Contract for default, and demanded repayment from the Company of alleged reprocurement costs totaling $945,000. The Company believes it fully complied with the terms of the Fort Irwin Contract and applicable laws and regulations and challenged the default termination in an action against the U.S. Army filed in the Court of Federal Claims in July 1997. In July 1998, the U.S. Army and the Company settled the matter. The termination for default was rescinded and the Company agreed to no longer bid on surface- clearing work at active U.S. Army firing ranges.

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

6.        Subsequent Events

During April 2000, the Company announced the consolidation of its Oak Ridge, Tennessee, operations and a workforce reduction of 110 employees. At the same time, the Company's Q-CEP process is being replaced by a more cost effective non-thermal resin decontamination process. As a result, the Company expects to take an approximate $2.4 million charge in the second quarter of fiscal 2000 related to the plant consolidation and workforce reduction.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1999 Annual Report on Form 10-K and Form 10-K/A.

General

The Company is a radioactive and hazardous waste management company that offers comprehensive treatment solutions for low level radioactive waste (LLRW), low level mixed waste (LLMW) and other waste generated by the Department of Defense
(DOD), Department of Energy (DOE) and commercial entities such as nuclear power plants, medical facilities and research institutions. The Company principally derives its revenue from the waste treatment operations of its Fixed Facilities Group and the on-site remediation services of its Field Engineering Group. The Company focuses a significant portion of its business on SAFGLAS(TM) vitrification of LLRW and on its business interests in Tennessee for treating ion exchange resins (IERs) and on LLMW processing.

During April 2000, the Company announced the consolidation of its Oak Ridge, Tennessee, operations and a workforce reduction of 110 employees. At the same time, the Company's Q-CEP process is being replaced by a more cost effective non-thermal resin decontamination process. As a result, the Company expects to take an approximate $2.4 million charge in the second quarter of fiscal 2000 related to the plant consolidation and workforce reduction.

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

Results of Operations

Revenue and Net Income. Revenue for the first quarter of fiscal 2000 was $11.1 million, a decrease of 14% from the $12.9 million recorded in the comparable quarter in the prior year. The Company recorded net income of $6,000 or $0.00 per share fully diluted, in the first quarter of fiscal 2000, compared to net income of $1.1 million, or $0.08 per share fully diluted, in the first quarter of fiscal 1999.

The decrease in revenue is principally attributable to a major shortfall in spent ion exchange resin receipts at the Company's facility in Oak Ridge, Tennessee. The facility processes spent ion exchange resins from nuclear power plants, reducing the volume of waste going to final disposal. The processed resin waste is disposed of at the Barnwell waste disposal site in South Carolina. The operator of the Barnwell site offered customers a very deep discount to dispose of the resins without volume reduction, prior to the sale of the Barnwell operations in May 2000. The deep discount program by the Barnwell disposal site is anticipated by the Company to continue through the second quarter of 2000. A repeat of the deep discount program is considered to be unlikely past the second quarter of 2000 due to pending governmental legislation.

Gross Profit. Gross profit for the first quarter of fiscal 2000 was $4.4 million or 40% of revenue, compared to $5.2 million or 40% of revenue in the comparable quarter in 1999. The gross profit percentage may change from year to year and is related to the varying mixes of business during these periods. Overall gross profit on waste processing services was approximately 46% in the first quarter of 2000 compared to 47% in the first quarter of 1999. The decrease is due to decreased utilization of the Tennessee fixed facilities as discussed previously under the section entitled Revenue and Net Income. The fixed facilities operations generally have a larger percentage of fixed costs versus variable costs, so increases in utilization favorably impact gross profit while decreases in utilization unfavorably impact gross profit.

Overall gross profit on field service projects was approximately 20% in the first quarter of 2000 compared to 14% in the first quarter of 1999. The principal reason for the difference is the mix of projects and stage of completion as many projects were utilizing less subcontractor services in the current period and the Company's margin is typically higher for contract services provided by the Company as compared to utilizing subcontractor services.

Sales, General and Administrative Expenses. Sales, general and administrative expenses for the first quarter of fiscal 2000 were $3.9 million or 35% of revenue, compared to $3.1 million or 24% of revenue for the comparable period in 1999. The increase in spending from year to year is principally due to an increase in infrastructure at the Company's Richland facility. The increased infrastructure is required for the Company to meet its contractual obligations regarding the start-up of its mixed waste processing operations. The overall increase in sales, general and administrative expenses as a percentage of revenue is principally due to decreased utilization of the Tennessee fixed facilities as discussed previously under the section entitled Revenue and Net Income.

Provision for Income Taxes. The Company provides for income taxes during interim periods at an estimated combined Federal and state annual rate to be expected for the full year. The actual rate for 1999 was approximately 40% and the Company and is providing for income taxes at this same rate.

Liquidity and Capital Resources

Total cash and cash equivalents were $458,000 at March 31,2000, a decrease of $2.3 million from December 31, 1999. The working capital of the Company was approximately $194,000 at March 31, 2000, a decrease of $3.1 million from December 31, 1999. The working capital excludes restricted cash of $9.6 million and accounts payable of $1.5 million at March 31, 2000, and restricted cash of $16.0 million and accounts payable of $3.5 million at December 31, 1999, that are exclusively for the construction of the Company's Low Level Mixed Waste facility.

Significant outlays of cash have been needed to acquire property and equipment and to secure or expand regulatory licenses, permits and approvals, primarily for improvements to the Company's LLRW facility and construction of the LLMW facility in Richland, Washington and for improvements to its fixed facilities in Oak Ridge, Tennessee. Property and equipment acquisitions totaled $7.8 million for the three months ended March 31, 2000. In addition, the Company used approximately $1.6 million of cash during the first quarter of fiscal 2000 relating to the waste acquisition accrued liability associated with its 1999 purchase accounting for its acquisition of the assets of Molten Metals Technology, Inc. (the "MMT Assets").

The Company has a credit facility with a consortium of banks (the Banks). The credit facility agreement requires the Company to comply with certain covenants, including capital asset acquisition limits, limits on additional debt, minimum levels of tangible net worth, dividend payment restrictions and maintenance of certain financial ratios. At March 31, 2000 the Company was in violation of certain financial ratio covenants. The Company is working with the Banks to obtain a waiver in respect to these violations as of March 31, 2000.

The Company utilized a significant amount of cash and line of credit borrowings to finance acquisition of property and equipment, the waste acquisition accrued liability of the MMT Assets, and normal operations of the Company. The Company is currently reviewing additional sources of potential working capital. The Company believes that its current cash and cash equivalents, together with its credit facility, cash generated from operations, and additional sources of working capital to which it has access will be sufficient to meet the Company's working capital requirements for the next 12 months. Depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company. In the event that the Company is not successful in obtaining additional sources of working capital and financing on terms satisfactory to the Company, then the Company's business, financial condition, and results of operations could be materially adversely affected.

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

Need for Additional Capital

The Company believes that it will need additional financing for working capital and capital expenditure requirements in order to implement its long-term business plan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The Company successfully obtained approximately $27 million to finance the construction of its LLMW facility in Richland, Washington through the issuance of tax-exempt Solid Waste Revenue Bonds. There can be no assurance that the Company will successfully complete construction of the facility with the capital financing that it has raised or that if additional capital is required that it will be obtained on terms that are advantageous to the Company. If the Company is not successful in raising additional capital, it will need to curtail or scale back its planned expansion, which could materially adversely affect the Company's business, financial condition and results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There had been no change to the disclosures made in the Company's 1999 Form 10-K and 10-K/A.



PART II                          OTHER INFORMATION


Item 1.    Legal Proceedings


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

Item 2.    Changes in Securities and Use of Proceeds


Not applicable.

Item 3.    Defaults Upon Senior Securities


Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders


Not applicable

Item 5.    Other Information


None.

Item 6.                 Exhibits and Reports on Form 8-K.


(a)  Exhibits

     2.1    Final bankruptcy court bid dated November 13, 1998**
     2.2 Form of letter agreement dated December 1, 1998, among the purchasers and the Trustee**
     3.1    Articles of Incorporation of the Company *
     3.2    Bylaws of the Company *
     3.3    Certificate of Amendment of Articles of Incorporation *
     4.1    Specimen Common Stock Certificate *
     10.43 Credit and reimbursement agreement, dated November 1, 1999, among ATG Inc., Sanwa Bank California and Keybank National Association ***
     10.44 Loan agreement , dated November 1, 1999, between Port of Benton Economic Development Corporation and ATG Inc. ***
     27.1   Financial Data Schedule

(b)  Reports on Form 8-K

     A report on Form 8-K, dated February 22, 2000, was filed during the first quarter of 2000, regarding the credit and reimbursement agreement, dated November 1, 1999, among ATG Inc., Sanwa Bank California and Keybank National Association; and the loan agreement , dated November 1, 1999, between Port of Benton Economic Development Corporation and ATG Inc.

          ______
     (*) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-46107) which became effective May 6, 1998.

     (**) Incorporated by reference to exhibits filed with the Registrant's Form 8-K dated December 1, 1998.

     (***) Incorporated by reference to exhibits filed with the Registrant's Form 8-K dated February 22, 2000.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ATG INC.



Date:  May 15, 2000                By:  /s/ Danyal F. Mutman
                                        --------------------
                                        Danyal F. Mutman
                                        Vice President - Chief Financial Officer
                                        (Principal Financial and Chief
                                        Accounting Officer)

                                 EXHIBIT INDEX


            Exhibit Number               Exhibit Description
            --------------               -------------------

            27.1                         Financial Data Schedule