Form 10-Q
period 2000-06-30
ATG INC
filed 2000-08-14
CIK 1054000

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended June 30, 2000.

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

                   Yes   X                        No
                        ---                          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                  Outstanding at July 31, 2000
               -----                  ----------------------------
     Common stock, no par value                 16,867,678

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

                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                         Page
                                                                         ----
Item 1.    Financial Statements..........................................  3

           Condensed Consolidated Balance Sheets.........................  3

           Condensed Consolidated Statements of Operations...............  4

           Condensed Consolidated Statements of Cash Flows...............  5

           Notes to Condensed Consolidated Financial Statements..........  6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... 11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.... 22


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings............................................. 22

Item 2.    Changes in Securities and Use of Proceeds..................... 23

Item 3.    Defaults Upon Senior Securities............................... 24

Item 4.    Submission of Matters to a Vote of Security Holders........... 24

Item 5.    Other Information............................................. 24

Item 6.    Exhibits and Reports on Form 8-K.............................. 25

           SIGNATURE..................................................... 26

PART I      FINANCIAL INFORMATION
Item 1.       Financial Statements

                                   ATG INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                          June 30,           December 31,
                                                                                            2000                 1999
                                                                                        -----------          ------------
                                                                                        (Unaudited)
Current assets:
       Cash and cash equivalents                                                          $   4,532             $   2,776
       Accounts receivable, net                                                              22,122                24,488
       Prepayments and other current assets                                                   4,467                 5,396
                                                                                          ---------             ---------
               Total current assets                                                          31,121                32,660

Property and equipment, net                                                                  93,402                80,428
Restricted cash                                                                               3,627                16,014
Intangible assets, net                                                                        2,174                 2,203
Other assets, net                                                                             4,976                 4,774
                                                                                          ---------             ---------
               Total assets                                                               $ 135,300             $ 136,079
                                                                                          =========             =========

Current liabilities:
       Short-term borrowings                                                              $  23,750             $   1,721
       Current portion of long-term debt and capital leases                                   4,304                 4,259
       Accounts payable                                                                      10,968                11,649
       Accrued liabilities                                                                   10,042                15,197
                                                                                          ---------             ---------
                Total current liabilities                                                    49,064                32,826


Long-term debt and capitalized leases, net                                                   36,298                56,595
                                                                                          ---------             ---------
                Total liabilities                                                            85,362                89,421
                                                                                          ---------             ---------

Common stock                                                                                 47,029                42,137
Deferred compensation                                                                             -                   (32)
Retained earnings                                                                             2,909                 4,553
                                                                                          ---------             ---------
                Total shareholders' equity                                                   49,938                46,658
                                                                                          ---------             ---------
                Total liabilities and shareholders' equity                                $ 135,300             $ 136,079
                                                                                          =========             =========

                                   ATG INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                      Three Months                     Six Months
                                                                      Ended June 30,                 Ended June 30,
                                                                  ----------------------         -----------------------
                                                                    2000          1999             2000           1999
                                                                  --------      --------         --------       --------
Revenue                                                            $11,120       $16,060          $22,223        $29,004
Cost of revenue                                                      7,186         9,808           13,873         17,550
                                                                  --------      --------         --------       --------
      Gross profit                                                   3,934         6,252            8,350         11,454

Sales, general & administrative expenses                             4,084         3,166            7,961          6,230
Stock-based compensation expense                                         2            30               32             60
Restructuring charge                                                 2,400             -            2,400              -
                                                                  --------      --------         --------       --------
      Operating income                                              (2,552)        3,056           (2,043)         5,164

Other income                                                           420             -              420              -
Net interest income (expense)                                         (618)         (233)          (1,117)          (491)
                                                                  --------      --------         --------       --------
      Income before provision for taxes                             (2,750)        2,823           (2,740)         4,673

Provision (benefit) for income taxes                                (1,100)        1,129           (1,096)         1,869
                                                                  --------      --------         --------       --------
      Net income (loss)                                           $ (1,650)      $ 1,694         $ (1,644)       $ 2,804
                                                                  ========      ========         ========       ========
Net income (loss) per share
      Basic                                                        $ (0.12)       $ 0.12          $ (0.12)        $ 0.20
      Fully diluted                                                $ (0.12)       $ 0.12          $ (0.12)        $ 0.19

Weighted average shares
      Basic                                                         14,133        14,048           14,109         14,033
      Fully diluted                                                 14,133        14,628           14,109         14,658

                                   ATG INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                 Six Months Ended
                                                                                            ---------------------------
                                                                                             June 30,          June 30,
                                                                                               2000              1999
                                                                                            ----------         --------
Cash flows from operating activities:
      Net income (loss)                                                                      $ (1,644)         $  2,804
      Adjustments to reconcile net income with cash flow
          from operations:
            Depreciation and amortization                                                       1,298               974
            Compensation expense for shares issued and options granted                             32                60
            Change in current assets and liabilities:
                  Accounts receivable                                                           2,366            (1,006)
                  Prepayment and other current assets                                             929            (1,521)
                  Accounts payable and accrued liabilities                                     (5,836)             (378)
                                                                                             ---------         --------
             Net cash used in operating activities                                             (2,855)              933
                                                                                             ---------         --------
Cash flows from investing activities:
      Property and equipment acquisitions                                                     (14,272)           (9,393)
      Resticted cash                                                                           12,387                 -
      Other assets                                                                               (174)           (1,498)
                                                                                             ---------         --------
             Net cash used in investing activities                                             (2,059)          (10,891)
                                                                                             ---------         --------
Cash flows from financing activities:
      Borrowing (repayment) of long-term debt and capital leases                                3,499             4,653
      Short-term borrowing (repayment), net                                                    (1,721)            6,250
      Proceeds from issuance of common stock                                                    4,892               519
                                                                                             ---------         --------
             Net cash provided by financing activities                                          6,670            11,422
                                                                                             ---------         --------
Decrease in cash and cash equivalents                                                           1,756             1,464
Cash and cash equivalents, beginning of period                                                  2,776             3,789
                                                                                             ---------         --------
Cash and cash equivalents, end of period                                                     $  4,532          $  5,253
                                                                                             =========         ========

Supplemental cash flow information:
      Income taxes paid                                                                      $     65          $  1,347
                                                                                             =========         ========
      Interest paid, net of capitalized interest                                             $  1,326          $    612
                                                                                             =========         ========
      Acquisition of equipment with capital leases                                           $    376          $    224
                                                                                             =========         ========
      Reclassification of machinery and equipment to inventory                               $      -          $   (426)
                                                                                             =========         ========
      Reclassification of other assets to property and equipment                             $      -          $  1,045
                                                                                             =========         ========
      Reclassification of long-term debt to short-term borrowing                             $ 23,750          $      -
                                                                                             =========         ========

                                   ATG INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)

1.   Business of the Company

ATG Inc. (the "Company" or "ATG") provides technical personnel and specialized services and products primarily to the U.S. government and the nuclear power industry throughout the United States. Services principally consist of compaction, reduction, decontamination, vitrification and disposal of low-level dry active nuclear, hazardous, and mixed wastes, dewatering and thermal treatment of ion exchange resins and site remediation and construction projects.

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the three months and six months ended June 30, 2000 and 1999. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results for the full fiscal year.

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

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share data):

                                                    Three Months             Six Months
                                                   Ended June 30,          Ended June 30,
                                               ---------------------------------------------
                                                 2000         1999        2000         1999
                                               -------      -------     -------      -------
Numerator - Basic and Diluted
   Income per share
 Net income                                    ($1,650)     $ 1,694     ($1,644)     $ 2,804
                                               =======      =======     =======      =======


Denominator - Basic
 Common shares outstanding                      14,133       14,048      14,109       14,033
                                               -------      -------     -------      -------
 Basic net income per share                    ($ 0.12)     $  0.12     ($ 0.12)     $  0.20
                                               =======      =======     =======      =======

Denominator - Diluted
 Denominator - Basic                            14,133       14,048      14,109       14,033
 Common stock options                               --          580          --          625
                                               -------      -------     -------      -------
                                                14,133       14,628      14,109       14,658
                                               -------      -------     -------      -------
 Diluted net income per share                  ($ 0.12)     $  0.12     ($ 0.12)     $  0.19
                                               =======      =======     =======      =======

Diluted net income per share for the three months ended and six months ended June 30, 2000, excludes options and warrants to acquire 961,000 and 974,000 shares of stock which were anti-dilutive.


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

Segment Information                                                           (dollars in millions)
                                                                              --------------------

Three months ended June 30, 2000                         FFG           FEG          Other         Total
                                                         ---           ---          -----         -----
Revenue.........................................        $ 9.0         $2.1         $  --          $11.1
Gross Profit....................................          3.5          0.4            --            3.9
Sales, general & administrative expenses........                                                    4.1
Restructuring Charge............................          2.4                                       2.4
Other Income....................................                                                    0.4
Interest expense, net...........................                                                   (0.6)
Provision for income taxes......................                                                   (1.1)
                                                                                                  ------
  Net income....................................                                                   (1.7)
                                                                                                  ======
Segment assets..................................         94.9          0.7           3.5          $99.1
Expenditures for long-lived assets..............          6.1           --            --          $ 6.1
                                                                                                  ======

Three months ended June 30, 1999                         FFG           FEG          Other         Total
                                                         ---           ---          -----         -----
Revenue.........................................        $12.7         $3.4         $  --          $16.1
Gross Profit....................................          5.8          0.5            --            6.3
Sales, general & administrative expenses........                                                    3.2
Interest expense, net...........................                                                   (0.3)
Provision for income taxes......................                                                    1.1
                                                                                                  ------
  Net income....................................                                                    1.7
                                                                                                  ======
Segment assets..................................         52.0          0.7           3.4          $56.1
Expenditures for long-lived assets..............          5.9           --            --          $ 5.9
                                                                                                  ======

Six months ended June 30, 2000                           FFG           FEG          Other         Total
                                                         ---           ---          -----         -----
Revenue.........................................        $17.6         $4.6         $  --          $22.2
Gross Profit....................................          7.4          0.9            --            8.3
Sales, general & administrative expenses........                                                    7.9
Restructuring Charge............................          2.4                                       2.4
Other Income....................................                                                    0.4
Interest expense, net...........................                                                   (1.1)
Provision for income taxes......................                                                   (1.1)
                                                                                                  ------
  Net income....................................                                                   (1.6)
                                                                                                  ======
Segment assets..................................         94.9          0.7           3.5          $99.1
Expenditures for long-lived assets..............          6.1           --            --          $ 6.1
                                                                                                  ======

Six months ended June 30, 2000                           FFG           FEG          Other         Total
                                                         ---           ---          -----         -----
Revenue.........................................        $23.0         $6.0          $ --          $29.0
Gross Profit....................................         10.6          0.9            --           11.5
Sales, general & administrative expenses........                                                    6.3
Interest expense, net...........................                                                   (0.5)
Provision for income taxes......................                                                    1.9
                                                                                                  ------
  Net income....................................                                                  $ 2.8
                                                                                                  ======
Segment assets..................................         52.0          0.7           3.4          $56.1
Expenditures for long-lived assets..............         10.0           --            --          $10.0
                                                                                                  ======

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

6.   Subsequent Events

Restructuring Charge.

During the quarter ended June 30, 2000, the Company announced and completed a restructuring plan, which included a workforce reduction of approximately 110 employees. The plan was primarily aimed at improving cost efficiencies and waste processing processes. The Company recorded a total charge of $ 2.4 million which included non cash charges of $800,000 for equipment taken out of service and $500,000 for a write-down of the maintenance supply inventory. The restructuring charge also included charges of $692,000 for severance costs and $408,000 for plant consolidation costs, of which $698,000 remains unpaid at June 30, 2000.

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

General

The Company is a radioactive and hazardous waste management company that offers comprehensive treatment solutions for low level radioactive waste (LLRW), low level mixed waste (LLMW) and other waste generated by the Department of Defense
(DOD), Department of Energy (DOE) and commercial entities such as nuclear power plants, medical facilities and research institutions. The Company principally derives its revenue from the waste treatment operations of its Fixed Facilities Group and the on-site remediation services of its Field Engineering Group. The Company focuses a significant portion of its business on SAFGLAS(TM) vitrification of LLRW and on its business interests in Tennessee for treating ion exchange resins (IERs) and on LLMW processing. During April 2000, the Company announced the consolidation of its Oak Ridge, Tennessee, operations and a workforce reduction of 110 employees. The announced workforce reduction was completed by the end of the second quarter of fiscal 2000. At the same time, the Company's Q-CEP thermal process is being replaced by a more cost effective non-thermal resin decontamination process. See the section entitled Revenue and Net Income for further discussion.

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

Results of Operations

Revenue and Net Income. Revenue for the second quarter of fiscal 2000 was $11.1 million, a decrease of 31% from the $16.1 million recorded in the comparable quarter in the prior year. The Company recorded a net loss of $1.7 million or $0.12 per share in the second quarter of fiscal 2000, compared to net income of $1.7 million, or $0.12 per share fully diluted, in the second quarter of fiscal 1999. For the six months ended June 30, 2000 revenue was $22.2 million, a decrease of 23% from the $29.0 million recorded for the same period in 1999. The Company recorded a net loss of $1.6 million, or $0.12 per share for the six months ended June 30, 2000, compared to net income of $2.8 million, or $0.19 per share fully diluted, for the same period in 1999. Excluding the pre-tax $2.4 million restructuring charge related to the Tennessee plant consolidation and workforce reduction and the $420,000 gain from the sale and leaseback of the Company's corporate offices, the Company's net loss from continuing operations would have been approximately $460,000 or $0.03 per share for the second quarter of fiscal 2000 and the six months ended June 30, 2000.

The decrease in revenue is principally attributable to a major shortfall in spent ion exchange resin receipts at the Company's facility in Oak Ridge, Tennessee. The facility processes spent ion exchange resins from nuclear power plants, reducing the volume of waste going to final disposal. The processed resin waste is disposed of at the Barnwell waste disposal site in South Carolina. The operator of the Barnwell site offered customers a very deep discount to dispose of the resins without volume reduction, prior to the sale of the Barnwell operations in May 2000. The deep discount program by the Barnwell disposal site was completed by the end of the second quarter of 2000. This is anticpated to be the final quarter in which reveneus are impacted by this deep discounted pricing due to South Caolina legislation that removes the site operator's ability to set pricing and places that authority with a multi-state appointed oversight board. During April 2000, the Company announced the consolidation of its Oak Ridge, Tennessee, operations and a workforce reduction of 110 employees. The announced workforce reduction was completed by the end of the second quarter of fiscal 2000. At the same time, the Company's Q-CEP thermal process is being replaced by a more cost effective non-thermal resin decontamination process. As a result, the Company has recorded a $2.4 million charge in the second quarter of fiscal 2000 related to the plant consolidation and workforce reduction.

Gross Profit. Gross profit for the second quarter of fiscal 2000 was $3.9 million or 35% of revenue, compared to $6.3 million or 39% of revenue in the comparable quarter in

1999. Gross profit for the six months ended June 30, 2000, was $8.4 million, or 38% of revenue, compared to $11.5 million, or 39% of revenue, for the comparable period in 1999.

The gross profit percentage may change from year to year and is related to the varying mixes of business during these periods. Overall gross profit on waste processing services was approximately 39% in the three months and 42% in the six months ended June 30, 2000, compared to 45% in the three months and 46% in the six months ended June 30, 1999. The decrease in the three months ended June 30, 2000, is principally due to LLRW thermal capacity constraints at the Richland, Washington facilities which caused certain waste streams to be processed non-thermally resulting in increased waste disposal charges that unfavorably impacted gross profit. The Company is currently upgrading its Richland LLRW thermal facility and anticipates bringing increased capacity online by the end of the third quarter of fiscal 2000. The decrease in the six months ended June 30, 2000, was further impacted by decreased utilization of the Tennessee fixed facilities as discussed previously under the section entitled Revenue and Net Income. The fixed facilities operations generally have a larger percentage of fixed costs versus variable costs, so increases in utilization favorably impact gross profit while decreases in utilization unfavorably impact gross profit.

Overall gross profit on field service projects was approximately 21% in both the three months and the six months ended June 30, 2000, compared to 15% in the three months and the six months ended June 30, 1999. The principal reason for the difference is the mix of projects and stage of completion as many projects were utilizing less subcontractor services in the current periods and the Company's margin is typically higher for contract services provided by the Company as compared to utilizing subcontractor services.

Sales, General and Administrative Expenses. Sales, general and administrative expenses for the second quarter of fiscal 2000 were $4.1 million or 37% of revenue, compared to $3.2 million or 20% of revenue for the comparable period in 1999. These expenses for the six months ended June 30, 2000 were $8.0 million or 36% of revenue, compared to $6.2 million or 21% of revenue for the comparable period in 1999. The increase in spending from year to year is principally due to an increase in infrastructure at the Company's Richland facility. The increased infrastructure is required for the Company to meet its contractual obligations regarding the start-up of its mixed waste processing operations. The overall increase in sales, general and administrative expenses as a percentage of revenue is principally due to decreased utilization of the Tennessee fixed facilities as discussed previously under the section entitled Revenue and Net Income.

Restructuring Charge. During April 2000, the Company announced the consolidation of its Oak Ridge, Tennessee, operations and a workforce reduction of 110 employees along with replacing its Q-CEP thermal process with a more cost effective non-thermal resin decontamination process. The announced workforce reduction was completed by the end of the second quarter of fiscal 2000 resulting in the Company recording a $2.4 million charge in the second quarter of fiscal 2000 related to the plant consolidation and workforce reduction. See the section entitled Revenue and Net Income for further discussion.

Other Income. During the second quarter of fiscal 2000, the Company completed the sale and leaseback of its corporate offices in Fremont, California, resulting in a pre-tax gain of $1.7 million. The gain is being recognized in equal increments of $420,000 each over the next four quarters beginning in the second quarter of fiscal 2000.

Provision for Income Taxes. The Company provides for income taxes during interim periods at an estimated combined Federal and state annual rate to be expected for the full year. The actual rate for 1999 was approximately 40% and the Company and is providing for income taxes at this same rate.

Liquidity and Capital Resources

Total cash and cash equivalents were $4.5 million at June 30, 2000, an increase of $1.7 million from December 31, 1999. The working capital deficit of the Company was approximately $16.2 million at June 30, 2000, a decrease of $19.5 million from working capital of $3.3 million at December 31, 1999. The working capital excludes restricted cash of $3.6 million and accounts payable of $1.7 million at June 30, 2000, and restricted cash of $16.0 million and accounts payable of $3.5 million at December 31, 1999, that are exclusively for the construction of the Company's Low Level Mixed Waste facility. The decrease in working capital is due to the reclassification of $23.75 million of long-term debt to short-term borrowing pursuant to the lender's credit facility forbearance and consent agreement with the Company, dated June 1, 2000. See the section entitled Credit Facility for further discussion.

During June and July 2000, the Company completed a $5.5 million private placement of 2.75 million shares of common stock at $2 per share. On June 30, 2000, the Company completed the first tranche of the private placement by issuing 2.62 million shares of common stock for an aggregate price of $5.24 million. On July 7, 2000, the Company completed the second tranche of the private placement, issuing 130,000 shares of common stock for an aggregate puchase price of $260,000. See Part II, Item 2, "Changes in Securities and Use of Proceeds." The Company received a total of approximately $5.1 million in net proceeds from this private placement.

Significant outlays of cash have been needed to acquire property and equipment and to secure or expand regulatory licenses, permits and approvals, primarily for improvements to the Company's LLRW facility and construction of the LLMW facility in Richland, Washington, and for improvements and the restructuring of its fixed facilities in Oak Ridge, Tennessee. Property and equipment acquisitions totaled $14.3 million for the six months ended June 30, 2000. In addition, the Company used approximately $2.7 million of cash during the six months ended June 30, 2000, relating to the waste acquisition accrued liability associated with its 1999 purchase accounting for its acquisition of the assets of Molten Metals Technology, Inc. (the "MMT Assets").

Credit Facility.

The Company has a credit facility with a consortium of banks (the Banks). The credit facility agreement requires the Company to comply with certain covenants, including capital asset acquisition limits, limits on additional debt, minimum levels of tangible net worth, dividend payment restrictions and maintenance of certain financial ratios. The credit facility was temporarily increased to $24 million from March 27, 2000 through June 30, 2000, and reverts back to $18 million subsequent to June 30, 2000. At March 31, 2000 and June 30, 2000 the Company was in violation of the revised financial ratios under the credit facility. Pursuant to a forbearance and consent agreement dated as of June 1, 2000, the lenders agreed to forbear in the exercise of any of their rights or remedies with respect to March 31, 2000 covenant defaults until no later than June 30, 2000. This forbearance expired June 30, 2000. On June 30, 2000, the Company failed to make a required payment of principal in the approximate amount of $5,750,000 as a mandatory paydown under the revolving credit facility, to bring the total borrowings under that facility to the $18 million limit. As a result of these events, the Banks could elect (but to date have not done so) to declare all outstanding loans under the credit facility due and payable, which would have a material adverse effect on the Company's business and financial condition. The Company is in negotiations with the Banks to obtain a continuation of the forbearance in respect to these violations as of June 30, 2000: however, there is no assurance that these negotiations will be successful.

Further, management believes that the Company will not be able, on a prospective basis, to comply with the financial covenants in the agreements governing the credit facility without significant accommodations from the Banks. The Company is negotiating with the lenders to modify the financial covenants and the time frame for the mandatory paydown. The Company is seeking alternative forms of financing in order to make the mandatory paydown. The Company is also reviewing its business plan with its financial advisors and lenders with the objective of seeking appropriate accommodations and to ascertain what actions can be taken to enhance liquidity and thereby generate cash to assist in paying the company's debt service. The Company is also evaluating potential changes in its capital structure and additional financial resources. It cannot be assured that the Company will be successful in any of the foregoing endeavors. If the Company is not successful in restructuring or refinancing its indebtedness or otherwise improving its liquidity and ability to service its indebtedness, the Company may be required to alter its business plans. There is no assurance that the Company can accomplish these objectives on favorable terms or in a timely manner.

The Company utilized a significant amount of cash and line of credit borrowings to finance acquisition of property and equipment, the waste acquisition accrued liability of the MMT Assets, and normal operations of the Company. As previously discussed, the Company is currently reviewing additional sources of potential working capital. The Company believes that its current cash and cash equivalents, together with its credit facility (assuming the Banks continue their forbearance), cash generated from operations, and additional sources of working capital to which it has access will be sufficient to meet the Company's working capital requirements for the next 12 months. Depending on its rate of growth and profitability, the Company may require additional equity or debt financing to meet its future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company. In the event that the Company is not successful in obtaining additional sources of working capital and financing on terms satisfactory to the Company, then the Company's business, financial condition, and results of operations could be materially adversely affected.

Certain Business Considerations

The Company's business is subject to the following risks and uncertainties, in addition to those described elsewhere.

Dependence on Government Licenses, Permits and Approvals

The radioactive and hazardous waste management industry is highly regulated. The Company is required to have federal, state and local governmental licenses, permits and approvals for its waste treatment facilities and services. The Company must complete its thermal demonstration testing to receive approval to become fully operational at its LLMW processing facility in Richland, Washington. There can be no assurance as to the successful outcome of any pending application or demonstration testing by the Company for any such license, permit or approval, and the Company's existing licenses, permits and approvals are subject to revocation or modification under a variety of circumstances. Failure to obtain timely, or to comply with the conditions of, applicable licenses, permits or approvals could adversely affect the Company's business, financial condition and results of operations. As its business expands and as it introduces new technologies, the Company will be required to obtain additional operating licenses, permits or approvals. It may be required to obtain additional operating licenses, permits or approvals if new environmental legislation or regulations are enacted or promulgated or existing legislation or regulations are amended, re-interpreted or enforced differently than in the past. Any new requirements which raise compliance standards may require the Company to modify its waste treatment technologies to conform to more stringent regulatory requirements. There can be no assurance that the Company will be able to continue to comply with all of the environmental and other regulatory requirements applicable to its business.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2000, there was no material change to the disclosures made under
Item 7A of the Company's 1999 annual report on Form 10-K and 10-K/A.


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

Item 2.   Changes in Securities and Use of Proceeds

During June and July 2000, the Company completed a $5.5 million private placement of 2.75 million shares of common stock at $2 per share. On June 30, 2000, the Company completed the first tranche of the private placement by issuing 2.62 million shares of common stock for an aggregate price of $5.24 million. On July 7, 2000, the Company completed the second tranche of the private placement, issuing 130,000 shares of common stock for an aggregate purchase price of $260,000. In connection with the private placement, the Company issued to the placement agent or its designees warrants to purchase a total of 192,500 shares of common stock. The warrants are exercisable at a price of $2.75 per share, subject to adjustment for certain events, and expire on June 30, 2005.

The Company believes that the issuances of common stock and warrants described above were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Rule 506 of Regulation D thereunder, and by virtue of Section 4(6) thereof. Private investors were contacted without any general advertising or general solicitation. Each investor represented to the Company that it was an accredited investor and was acquiring the securities for investment and without a view to distribution. The securities were issued subject to legend condition. Investors were provided with disclosure about the Company and were given the opportunity to ask questions of and receive answers from the Company prior to investing.

Item 3.   Defaults Upon Senior Securities

Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K.


(a)  Exhibits

     2.1    Final bankruptcy court bid dated November 13, 1998**
     2.2 Form of letter agreement dated December 1, 1998, among the purchasers and the Trustee**
     3.1    Articles of Incorporation of the Company *
     3.2    Bylaws of the Company *
     3.3    Certificate of Amendment of Articles of Incorporation *
     4.1    Specimen Common Stock Certificate *
     10.43 Credit and Reimbursement Agreement, dated November 1, 1999, among ATG Inc., Sanwa Bank California and Keybank National Association ***
     10.44 Loan Agreement, dated November 1, 1999, between Port of Benton Economic Development Corporation and ATG Inc. ***
     10.45 Form of First Amendment to Credit and Reimbursement Agreement dated as of March 27, 2000 among ATG Inc., Sanwa Bank and Keybank National Association
     10.46 Form of Forbearance and Consent Agreement to Credit and Reimbursement Agreement dated as of June 1, 2000 among ATG Inc., Sanwa Bank and Keybank National Association
     10.47 Form of Common Stock Purchase Agreement dated June __, 2000 between ATG Inc. and each of the subscribers named therein
     10.48 Form of Common Stock Placement Agreement dated as of June __, 2000 between ATG Inc. and Taglich Brothers, Inc.
     10.49 Form of Common Stock Purchase Warrant dated as of June __, 2000 issued by ATG Inc. to Taglich Brothers, Inc. or designees of Taglich Brothers, Inc.
     27.1   Financial Data Schedule

(b)  Reports on Form 8-K

     None.

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


                                   ATG INC.


Date:  August 14, 2000             By: /s/ Danyal F. Mutman
                                       --------------------
                                       Danyal F. Mutman
                                       Vice President - Chief Financial Officer
                                       (Principal Financial and Chief
                                         Accounting Officer)

                               EXHIBIT INDEX


            Exhibit Number      Exhibit Description
            --------------      -------------------

            10.45 Form of First Amendment to Credit and Reimbursement Agreement dated as of March 27, 2000 among ATG Inc., Sanwa Bank and Keybank National Association
            10.46 Form of Forbearance and Consent Agreement to Credit and Reimbursement Agreement dated as of June 1, 2000 among ATG Inc., Sanwa Bank and Keybank National Association
            10.47 Form of Common Stock Purchase Agreement dated June __, 2000 between ATG Inc. and each of the subscribers named therein
            10.48 Form of Common Stock Placement Agreement dated as of June __, 2000 between ATG Inc. and Taglich Brothers, Inc.
            10.49 Form of Common Stock Purchase Warrant dated as of June __, 2000 issued by ATG Inc. to Taglich Brothers, Inc. or designees of Taglich Brothers, Inc.
            27.1                Financial Data Schedule