Form 10-Q
period 2000-09-30
ATG INC
filed 2000-11-17
CIK 1054000

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended September 30, 2000.

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

                        Yes   X                  No __
                             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                 Outstanding at October 31, 2000
              -----                 -------------------------------
    Common stock, no par value                16,872,678

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

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                         Page
                                                                        ----
Item 1.   Financial Statements........................................     3

          Condensed Consolidated Balance Sheets.......................     3

          Condensed Consolidated  Statements of Operations............     4

          Condensed Consolidated Statements of Cash Flows.............     5

          Notes to Condensed Consolidated Financial Statements........     6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..    24

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................    24

Item 2.   Changes in Securities and Use of Proceeds...................    25

Item 3.   Defaults Upon Senior Securities.............................    26

Item 4.   Submission of Matters to a Vote of Security Holders.........    26

Item 5.   Other Information...........................................    26

Item 6.   Exhibits and Reports on Form 8-K............................    27

          SIGNATURE...................................................    28

PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

                                      ATG INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                                                           September 30,    December 31,
                                                                               2000           1999
                                                                            ----------      ---------
                                                                            (Unaudited)
Current assets:
       Cash and cash equivalents                                             $   1,170      $   2,776
       Accounts receivable, net                                                 22,519         24,488
       Prepayments and other current assets                                      4,364          5,396
                                                                             ---------      ---------
               Total current assets                                             28,053         32,660

Property and equipment, net                                                     99,421         80,428
Restricted cash                                                                  1,038         16,014
Intangible assets, net                                                           2,163          2,203
Other assets, net                                                                5,043          4,774
                                                                             ---------      ---------

               Total assets                                                  $ 135,718      $ 136,079
                                                                             =========      =========

Current liabilities:
       Short-term borrowings                                                 $  25,250      $   1,721
       Current portion of long-term debt and capital leases                      4,336          4,259
       Accounts payable                                                         10,738         11,649
       Accrued liabilities                                                       9,241         15,197
                                                                             ---------      ---------
                Total current liabilities                                       49,565         32,826

Long-term debt and capitalized leases, net                                      35,909         56,595
                                                                             ---------      ---------
                Total liabilities                                               85,474         89,421
                                                                             ---------      ---------

Common stock                                                                    47,264         42,137
Deferred compensation                                                                -            (32)
Retained earnings                                                                2,980          4,553
                                                                             ---------      ---------
                Total shareholders' equity                                      50,244         46,658
                                                                             ---------      ---------

                Total liabilities and shareholders' equity                   $ 135,718      $ 136,079
                                                                             =========      =========

                                ATG INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share data)
                              (Unaudited)

                                                       Three Months                        Nine Months
                                                    Ended September 30,                Ended September 30,
                                                --------------------------          --------------------------
                                                  2000              1999              2000              1999
                                                --------          --------          --------          --------
Revenue                                         $ 10,823          $ 16,617          $ 33,046          $ 45,621
Cost of revenue                                    6,468            10,457            20,341            28,007
                                                --------          --------          --------          --------
      Gross profit                                 4,355             6,160            12,705            17,614

Sales, general & administrative expenses           4,131             3,594            12,092             9,824
Stock-based compensation expense                       -                30                32                90
Restructuring charge                                   -                 -             2,400                 -
                                                --------          --------          --------          --------
      Operating income                               224             2,536            (1,819)            7,700

Other income                                         421                 -               841                 -
Net interest income (expense)                       (525)             (196)           (1,642)             (687)
                                                --------          --------          --------          --------
      Income before provision for taxes              120             2,340            (2,620)            7,013

Provision (benefit) for income taxes                  48               936            (1,048)            2,805
                                                --------          --------          --------          --------

      Net income (loss)                         $     72          $  1,404          $ (1,572)         $  4,208
                                                ========          ========          ========          ========

Net income (loss) per share
      Basic                                     $   0.00          $   0.10          $  (0.10)         $   0.30
      Fully diluted                             $   0.00          $   0.10          $  (0.10)         $   0.29

Weighted average shares
      Basic                                       16,792            14,053            15,024            14,040
      Fully diluted                               17,317            14,556            15,024            14,624

                                    ATG INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                --------------------
                                                                                Sept. 30,   Sept, 30,
                                                                                  2000        1999
                                                                                --------    --------
Cash flows from operating activities:
      Net income (loss)                                                         $ (1,572)   $  4,208
      Adjustments to reconcile net income with cash flow
          from operations:
            Depreciation and amortization                                          2,119       1,415
            Compensation expense for shares issued and options granted                32          90
            Change in current assets and liabilities:
                  Accounts receivable                                              1,969      (2,122)
                  Prepayment and other current assets                              1,032      (1,305)
                  Accounts payable and accrued liabilities                        (6,869)        824
                                                                                --------    --------
             Net cash used in operating activities                                (3,289)      3,110
                                                                                --------    --------

Cash flows from investing activities:
      Property and equipment acquisitions                                        (21,112)    (15,860)
      Resticted cash                                                              14,827           -
      Other assets                                                                   (80)     (1,975)
                                                                                --------    --------
             Net cash used in investing activities                                (6,365)    (17,835)
                                                                                --------    --------

Cash flows from financing activities:
      Borrowing (repayment) of long-term debt and capital leases                   3,142      19,435
      Short-term borrowing (repayment), net                                         (221)     (6,750)
      Proceeds from issuance of common stock                                       5,127         519
                                                                                --------    --------
             Net cash provided by financing activities                             8,048      13,204
                                                                                --------    --------

Decrease in cash and cash equivalents                                             (1,606)     (1,521)
Cash and cash equivalents, beginning of period                                     2,776       3,789
                                                                                --------    --------
Cash and cash equivalents, end of period                                        $  1,170    $  2,268
                                                                                ========    ========

Supplemental cash flow information:

      Income taxes paid                                                         $     65    $  1,388
                                                                                ========    ========
      Interest paid, net of capitalized interest                                $  1,915    $    857
                                                                                ========    ========
      Acquisition of equipment with capital leases                              $    696    $  4,201
                                                                                ========    ========
      Reclassification of machinery and equipment to inventory                  $      -    $   (426)
                                                                                ========    ========
      Reclassification of other assets to property and equipment                $      -    $  1,325
                                                                                ========    ========
      Reclassification of long-term debt to short-term borrowing                $ 23,750    $      -
                                                                                ========    ========

                                   ATG INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
                                  (Unaudited)

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the three months and nine months ended September 30, 2000 and 1999. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results for the full fiscal year.

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

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share data):

                                                   Three Months               Nine Months
                                                  Ended Sept. 30,           Ended Sept. 30,
                                               ----------------------------------------------
                                                 2000         1999        2000         1999
                                                 ----         ----        ----         ----
Numerator - Basic and Diluted
   Income per share
 Net income (loss)                             $     72      $ 1,404     ($1,572)     $ 4,208
                                               ========      =======     =======      =======

Denominator - Basic
 Common shares outstanding                       16,792       14,053      15,024       14,040
                                               --------      -------     -------      -------
 Basic net income (loss) per share              ($ 0.00)     $  0.10     ($ 0.10)     $  0.30
                                               ========      =======     =======      =======

Denominator - Diluted
 Denominator - Basic                             16,792       14,053      15,024       14,040
 Common stock options and warrants                  525          503          --          584
                                               --------      -------     -------      -------
                                                 17,317       14,556      15,024       14,624
                                               --------      -------     -------      -------
 Diluted net income (loss) per share            ($ 0.00)     $  0.10     ($ 0.10)     $  0.29
                                               ========      =======     =======      =======

Diluted net income per share for the three months and nine months ended September 30, 2000, excludes options and warrants to acquire 956,000 and 1,053,000 shares of stock which were anti-dilutive.


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

Segment Information                                                    (dollars in millions)
                                                                        --------------------
Three months ended September 30, 2000                           FFG          FEG         Other      Total
                                                                ---          ---         -----      -----
Revenue..............................................         $  9.2        $1.6         $ --       $10.8
Gross Profit.........................................            4.1         0.3           --         4.4
Sales, general & administrative expenses.............                                                 4.1
Other Income.........................................                                                 0.4
Interest expense, net................................                                                (0.5)
Provision for income taxes...........................                                                 0.1
                                                                                                   ------
    Net income.......................................                                                 0.1
                                                                                                   ======
Segment assets.......................................          101.7         0.7          3.5      $105.9
Expenditures for long-lived assets...................            6.8          --           --      $  6.8
                                                                                                   ======


Three months ended September 30, 1999                           FFG          FEG         Other      Total
                                                                ---          ---         -----      -----
Revenue..............................................         $ 12.0        $4.6         $ --      $ 16.6
Gross Profit.........................................            6.1         0.1           --         6.2
Sales, general & administrative expenses.............                                                 3.6
Interest expense, net................................                                                (0.2)
Provision for income taxes...........................                                                 1.0
                                                                                                   ------
    Net income.......................................                                                 1.4
                                                                                                   ======
Segment assets.......................................           58.6         0.7          3.5      $ 62.8
Expenditures for long-lived assets...................            6.6          --          0.1      $  6.7
                                                                                                   ======

Nine months ended September 30, 2000                            FFG          FEG         Other      Total
                                                                ---          ---         -----      -----
Revenue..............................................         $ 26.8        $6.2         $ --      $ 33.0
Gross Profit.........................................           11.5         1.2           --        12.7
Sales, general & administrative expenses.............                                                12.1
Restructuring Charge.................................            2.4                                  2.4
Other Income.........................................                                                 0.8
Interest expense, net................................                                                (1.7)
Provision  (benefit) for income taxes................                                                (1.1)
                                                                                                   ------
    Net income (loss)................................                                                (1.6)
                                                                                                   ======
Segment assets.......................................          101.7         0.7          3.5      $105.9
Expenditures for long-lived assets...................            6.8          --           --      $  6.8
                                                                                                   ======


Nine months ended September 30, 1999                            FFG         FEG         Other       Total
                                                                ---         ---         -----       -----
Revenue..............................................         $ 34.9       $10.7         $ --      $ 45.6
Gross Profit.........................................           16.7         0.9           --        17.6
Sales, general & administrative expenses.............                                                 9.9
Interest expense, net................................                                                (0.7)
Provision for income taxes...........................                                                 2.8
                                                                                                   ------
    Net income.......................................                                              $  4.2
                                                                                                   ======
Segment assets.......................................           58.6         0.7          3.5      $ 62.8
Expenditures for long-lived assets...................            6.6          --          0.1      $  6.7
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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company is reviewing the guidance.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. An Interpretation of APB 25 (the "Interpretation"). This Interpretation clarifies (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a stock plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company does not believe the adoption of FIN 44 will have a material impact on statement of operations.

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

6.   Subsequent Events

Restructuring Charge.
During the quarter ended June 30, 2000, the Company announced and completed a restructuring plan, which included a workforce reduction of approximately 110 employees. The plan was primarily aimed at improving cost efficiencies and waste processing processes. The Company recorded a total charge of $ 2.4 million which included non cash charges of $800,000 for equipment taken out of service and $500,000 for a write-down of the maintenance supply inventory. The restructuring charge also included charges of $692,000 for severance costs and $408,000 for plant consolidation costs, of which $307,000 remains unpaid at September 30, 2000.

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

Results of Operations

Revenue and Net Income. Revenue for the third quarter of fiscal 2000 was $10.8 million, a decrease of 35% from the $16.6 million recorded in the comparable quarter in the prior year. The Company recorded a net income of $72,000 or $0.00 per share fully diluted in the third quarter of fiscal 2000, compared to net income of $1.4 million, or $0.10 per share fully diluted, in the third quarter of fiscal 1999. For the nine months ended September 30, 2000 revenue was $33.0 million, a decrease of 28% from the $45.6 million recorded for the same period in 1999. The Company recorded a net loss of $1.6 million, or $0.10 per share for the nine months ended September 30, 2000, compared to net income of $4.2 million, or $0.29 per share fully diluted, for the same period in 1999. The nine months ended September 30, 2000 includes a pre-tax $2.4 million restructuring charge related to the Tennessee plant consolidation and workforce reduction and an $841,000 gain from the sale and leaseback of the Company's corporate offices.

The decrease in revenue is principally attributable to a major shortfall in spent ion exchange resin receipts at the Company's facility in Oak Ridge, Tennessee. The facility processes spent ion exchange resins from nuclear power plants, reducing the volume of waste going to final disposal. The processed resin waste is disposed of at the Barnwell waste disposal site in South Carolina. The operator of the Barnwell site offered customers a very deep discount to dispose of the resins without volume reduction, prior to the sale of the Barnwell operations in May 2000. The deep discount program by the Barnwell disposal site was completed by the end of the second quarter of 2000. The second quarter of fiscal 2000 was the final quarter in which revenues were impacted by this deep discounted pricing due to South Carolina legislation that removes the site operator's ability to set pricing and places that authority with a multi-state appointed oversight board. During April 2000, the Company announced the consolidation of its Oak Ridge, Tennessee, operations and a workforce reduction of 110 employees. The announced workforce reduction was completed by the end of the second quarter of fiscal 2000. At the same time, the Company's Q-CEP thermal process was being replaced by a more cost effective non-thermal resin decontamination process. The Company's transition to the non-thermal resin decontamination process continued during the third quarter of fiscal 2000 and is scheduled to be completed and operational in the fourth quarter of fiscal 2000. As a result of the restructuring, the Company recorded a $2.4 million charge in the second quarter of fiscal 2000 related to the plant consolidation and workforce reduction.

Gross Profit. Gross profit for the third quarter of fiscal 2000 was $4.4 million or 40% of revenue, compared to $6.2 million or 37% of revenue in the comparable quarter in 1999. Gross profit for the nine months ended September 30, 2000, was $12.7 million, or 38% of revenue, compared to $17.6 million, or 39% of revenue, for the comparable period in 1999.

The gross profit percentage may change from year to year and is related to the varying mixes of business during these periods. Overall gross profit on waste processing services was approximately 44% in the three months and 43% in the nine months ended September 30, 2000, compared to 51% in the three months and 48% in the nine months ended September 30, 1999. The decrease in the three months ended September 30, 2000, is principally due to LLRW thermal capacity constraints at the Richland, Washington facilities which caused certain waste streams to be processed non-thermally resulting in increased waste disposal charges that unfavorably impacted gross profit. The Company has completed Phase II of its Richland LLRW thermal facility equipment upgrade that brought increased capacity online at the end of the third quarter of fiscal 2000. The decrease in the nine months ended September 30, 2000, was further impacted by decreased utilization of the Tennessee fixed facilities as discussed previously under the section entitled Revenue and Net Income. The fixed facilities operations generally have a larger percentage of fixed costs versus variable costs, so increases in utilization favorably impact gross profit while decreases in utilization unfavorably impact gross profit.

Overall gross profit on field service projects was approximately 19% in the three months and 20% in the nine months ended September 30, 2000, compared to 1% in the three months and 9% in the nine months ended September 30, 1999. The principal reason for the difference is the mix of projects and stage of completion as many projects were utilizing fewer subcontractor services in the current periods and the Company's margin is typically higher for contract services provided by the Company as compared to utilizing subcontractor services. In addition, during the third quarter of 1999, the Company was impacted by a large revenue volume of fixed price contracts that were estimated to breakeven upon completion.

Sales, General and Administrative Expenses. Sales, general and administrative expenses for the third quarter of fiscal 2000 were $4.1 million or 38% of revenue, compared to $3.6 million or 22% of revenue for the comparable period in 1999. These expenses for the nine months ended September 30, 2000 were $12.1 million or 37% of revenue, compared to $9.8 million or 22% of revenue for the comparable period in 1999. The increase in spending from year to year is principally due to an increase in infrastructure at the Company's Richland facility. The increased infrastructure is required for the Company to meet its contractual obligations regarding the start-up of its mixed waste processing operations. The overall increase in sales, general and administrative expenses as a percentage of revenue is principally due to decreased utilization of the Tennessee fixed facilities as discussed previously under the section entitled Revenue and Net Income.

Restructuring Charge. During April 2000, the Company announced the consolidation of its Oak Ridge, Tennessee, operations and a workforce reduction of 110 employees along with replacing its Q-CEP thermal process with a more cost effective non-thermal resin decontamination process. The announced workforce reduction was completed by the end of the second quarter of fiscal 2000 resulting in the Company recording a $2.4 million charge in the second quarter of fiscal 2000 related to the plant consolidation and workforce reduction, of which an accrued liability of $307,000 remains unpaid at September 30, 2000. See the section entitled Revenue and Net Income for further discussion.

Other Income. During the second quarter of fiscal 2000, the Company completed the sale and leaseback of its corporate offices in Fremont, California, resulting in a pre-tax gain of $1.7 million. The gain is being recognized in equal increments of approximately $420,000 each over the next four quarters beginning in the second quarter of fiscal 2000. The Company has recorded $841,000 of gain for the nine months ended September 30, 2000.

Provision for Income Taxes. The Company provides for income taxes during interim periods at an estimated combined Federal and state annual rate to be expected for the full year. The actual rate for 1999 was approximately 40% and the Company and is providing for income taxes at this same rate.

Liquidity and Capital Resources

Total cash and cash equivalents were $1.2 million at September 30, 2000, a decrease of $1.6 million from December 31, 1999. The working capital deficit of the Company was approximately $20.5 million at September 30, 2000, a decrease of $23.8 million from working capital of $3.3 million at December 31, 1999. The working capital excludes restricted cash of $1.0 million and accounts payable of $1.0 million at September 30, 2000, and restricted cash of $16.0 million and accounts payable of $3.5 million at December 31, 1999, that are exclusively for the construction of the Company's Low Level Mixed Waste facility. The decrease in working capital is due to the reclassification of $23.75 million of long-term debt to short-term borrowing pursuant to the lender's credit facility forbearance and consent agreement with the Company, dated June 1, 2000. See the section entitled Credit Facility for further discussion.

During June and July 2000, the Company completed a $5.5 million private placement of 2.75 million shares of common stock at $2 per share. On June 30, 2000, the Company completed the first tranche of the private placement by issuing 2.62 million shares of common stock for an aggregate price of $5.24 million. On July 7, 2000, the Company completed the second tranche of the private placement, issuing 130,000 shares of common stock for an aggregate puchase price of $260,000. In connection with the private placement, the company issued warrants to purchase a total of 192,500 shares of common stock. The warrants are exercisable at a price of $2.75, subject to adjustment for certain events, and expire on June 30, 2005. See Part II, Item 2, "Changes in Securities and Use of Proceeds." The Company received a total of approximately $5.1 million in net proceeds from this private placement.

Significant outlays of cash have been needed to acquire property and equipment and to secure or expand regulatory licenses, permits and approvals, primarily for improvements to the Company's LLRW facility and construction of the LLMW facility in Richland, Washington, and for improvements and the restructuring of its fixed facilities in Oak Ridge, Tennessee. Property and equipment acquisitions totaled $21.1 million for the nine months ended September 30, 2000. In addition, the Company used approximately $3.2 million of cash during the nine months ended September 30, 2000, relating to the waste acquisition accrued liability associated with its 1999 purchase accounting for its acquisition of the assets of Molten Metals Technology, Inc. (the "MMT Assets").

Credit Facility.

In November 1999, ATG completed an agreement with a consortium of banks for a credit facility in the amount of $45 million. The credit facility includes a letter of credit in support of tax-exempt Solid Waste Revenue Bonds in the aggregate face amount of $26.5 million. The bonds were issued during November 1999, and bear interest at a floating rate (5.60% at September 30, 2000), based upon prevailing market conditions, which is redetermined every seven days. The bonds are due October 31, 2014 and may be prepaid at any time without penalty. The proceeds are to be applied exclusively for the construction of low-level mixed waste facility in Richland, Washington. The credit facility also includes a five year revolving working capital line of credit, due October 2004, in the amount of $18 million, including a letter of credit facility of $5 million. Borrowings, when made, bear a variable interest rate based on certain financial ratio criteria. The credit facility is collateralized by accounts receivable, inventory and equipment.

The credit facility agreement requires ATG to comply with certain covenants, including capital asset acquisition limits, limits on additional debt, minimum levels of tangible net worth, dividend payment restrictions and maintenance of certain financial ratios. At December 31, 1999, ATG was in violation of certain financial ratio covenants. ATG has obtained a waiver, subsequent to year-end, in respect of these violations as of December 31, 1999. In connection with the waiver, the banks agreed to revise and lower certain financial ratio covenants that ATG failed to meet as of December 31, 1999, and substitute the new covenants, for which the Company was in compliance, for the original violated covenants, and revise and lower certain financial covenants for each of the quarterly periods in the year ended December 31, 2000, and increase the borrowings available to ATG by $6 million, for a total of $24 million, through June 30, 2000. The borrowing limit subsequent to June 30, 2000 is $18 million. In addition, the interest rate applied to the working capital facility was revised.

At March 31, 2000 ATG was in violation of the revised financial ratios under the credit facility. Pursuant to a forbearance and consent agreement dated as of June 1, 2000, the lenders agreed to forbear in the exercise of any of their rights or remedies with respect to March 31, 2000 through June 30, 2000.

At June 30, 2000 ATG was in violation of the revised financial ratios under the credit facility. Furthermore, at June 30, 2000, ATG failed to make a required payment of principal in the approximate amount of $5,750,000 as a mandatory paydown under the revolving credit facility, so as to bring total borrowings under that facility to the $18 million limit. ATG currently has borrowings of $23.75 million and is paying interest at the default rate of 12.75%.

The company has requested that the banks grant a forbearance in respect of the violations described above beyond June 30, 2000. As one of the conditions to granting a forbearance, the banks requested that the company deposit into a segregated account the amount of $1,500,000 to finance the completion and demonstration testing of the company's new low level mixed waste facility in Richland, Washington which is currently under construction. Consequently, on August 11, 2000, the Company obtained a short-term loan in the amount of $1,500,000 from an individual lender. The loan bears interest at a rate of 12% per annum and is due on December 15, 2000. The company anticipates that it will need to obtain additional financing or obtain an extension on the due date in order to repay the loan.

ATG will not be able, without obtaining concessions from the banks or new financing, to make the mandatory paydown of approximately $5,750,000 required under the credit facility, or to comply with the current financial covenants set forth in the agreements governing the credit facility.

As of November 14, 2000, the banks have not granted a forbearance in respect of the violations of the credit agreement beyond June 30, 2000. The lenders could elect at any time to enforce their rights and remedies under the credit agreement. The banks' remedies could include a demand for repayment of all outstanding loans, which raises substantial doubt about the ability of the company to continue as a going concern if it cannot obtain additional cash to repay or restructure the debt. The Company is continuing to negotiate with the lenders to modify the financial covenants and the time frame for the mandatory paydown. The Company is seeking alternative forms of financing in order to make the mandatory paydown. ATG is also reviewing its business plan with its financial advisors and lenders with the objective of seeking appropriate accommodations and to ascertain what actions can be taken to enhance liquidity and thereby generate cash to assist in paying the Company's debt service. The Company is also evaluating potential changes in its capital structure and additional financial resources. We cannot assure you that we will be successful in any of the foregoing endeavors. If ATG is unable to service its indebtedness, the company may be required to alter its business plans, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that we could accomplish these objectives on favorable terms, if at all.

We will not have sufficient cash generated from operations to meet our working capital requirements for the next twelve months unless we are able to negotiate accommodations from our lenders or refinance our indebtedness.

Recent Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for ATG in fiscal year 2000 and will not require retroactive restatement of prior period financial statements. The adoption of SFAS 133 will not have a material impact on our financial position and results of operations.

In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company is reviewing the impact of the guidance.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB 25 (the "Interpretation"). This Interpretation clarifies (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a stock plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company does not believe the adoption of FIN 44 will have a material impact on statement of operations.

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

No Assurance of Successful Development, Commercialization or Acceptance of Technologies

The Company is in the process of developing, refining and implementing its technologies for the treatment of LLRW, LLMW and other wastes. The Company's future growth will be dependent in part upon the acceptance and implementation of these technologies, particularly its recently developed vitrification technologies for the thermal treatment of LLRW and LLMW and its recently acquired technologies for treatment of IER waste streams. There can be no assurance that successful development of all these technologies will occur in the near future, or even if successfully developed, that the Company will be able to successfully commercialize such technologies. The successful commercialization of the Company's vitrification technologies may depend in part on ongoing comparisons with other competing technologies and more traditional treatment, storage and disposal alternatives, as well as the continuing high cost and limited availability of commercial disposal options. There can be no assurance that the Company's vitrification and related technologies will prove to be commercially viable or cost-effective, or if commercially viable and cost-effective, that the Company will be successful in timely securing the requisite regulatory licenses, permits and approvals for such technologies or that such technologies will be selected for use in future waste treatment projects. The Company's LLMW thermal treatment contract with the DOE's-Hanford Reservation requires the Company to obtain all of the required licenses, permits and approvals for, and to build and place in operation, its LLMW treatment facility by November 10, 2000. Before the Company can acquire all required licenses, permits and approvals for the LLMW treatment facility and place this facility in operation, it must complete demonstration testing of the facility. Demonstration testing is scheduled to be completed during the month of December 2000. The DOE has been notified of the schedule for completion of demonstration testing and consequential violation of the November 10, 2000 deadline. To date, the DOE has not notified the Company of any corrective actions and the Company has not obtained a waiver as to this violation. The Company's inability to develop, commercialize or secure the requisite licenses, permits and approvals for its waste treatment technologies on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2000, there was no material change to the disclosures made under Item 7A of the Company's 1999 annual report on Form 10-K and 10-K/A.

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

The Company believes that the issuances of common stock and warrants described above were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Rule 506 of Regulation D thereunder, and by virtue of Section 4(6) thereof. Prospective investors, all of whom were pre-existing clients of the placement agent, were solicited by the placement agent without any general advertising or general solicitation. Each investor represented to the Company that it was an accredited investor and was acquiring the securities for investment and without a view to distribution. The securities were issued subject to legend condition. Investors were provided with disclosure about the Company and were given the opportunity to ask questions of and receive answers from the Company prior to investing.

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


                                        ATG INC.



Date:  November 17, 2000                By: /s/ Danyal F. Mutman
                                        ------------------------
                                        Danyal F. Mutman
                                        Vice President - Chief Financial Officer
                                        (Principal Financial and Chief
                                        Accounting Officer)

                                 EXHIBIT INDEX


            Exhibit Number         Exhibit Description
            --------------         -------------------

            27.1                   Financial Data Schedule