Form 10-K
period 2000-12-31
ATG INC
filed 2001-05-04
CIK 1054000

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


           [X] Annual Report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934.
                 For the fiscal year ended December 31, 2000.

         [_] Transition report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934.
             For the transition period from ________ to _________.

                        Commission File Number 0-23781

                                   ATG INC.
            (Exact name of registrant as specified in its charter)


           California                                       94-2657762
    State or other jurisdiction of                         (IRS Employer
     Incorporation or organization)                    Identification Number)


                            47375 Fremont Boulevard
                          Fremont, California  94538
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

                         Yes  [X]    No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (Paragraph 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On April 2, 2001, there were issued and outstanding 17,014,746 shares of Common Stock. The aggregate market value of Common Stock held by non-affiliates of the Registrant on that date was approximately $14,611,808 based on the closing sale price of the Common Stock, as reported by the NASDAQ National Market.

                      Documents Incorporated By Reference

                                     None

                                    PART I

Item 1.  Business

Forward-Looking Information

   Statements in this report concerning expectations for the future constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to a number of known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of ATG or industry trends to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, among others, those discussed in Item 1 of Part I under the heading "Factors Affecting Future Operating Results" and elsewhere in this report and those described from time to time in ATG's other filings with the Securities and Exchange Commission, press releases and other public communications.

General

  ATG Inc. was incorporated in Texas in 1976 under the name Allied Nuclear, Inc., reincorporated in California in 1980 and changed its name to "ATG Inc." in 1987. ATG is a radioactive and hazardous waste management company that offers comprehensive treatment solutions for low-level radioactive waste and low-level mixed waste generated by the U.S. Department of Defense, the U.S. Department of Energy and commercial entities such as nuclear power plants, medical facilities and research institutions. Our thermal treatment technologies achieve substantial volume and mass reductions for treated waste streams while encapsulating the non-volatile waste remains in a glass matrix or metal matrix for final disposal. Both of these final waste forms offer greater intrinsic safety and environmental benefits at competitive prices than either incinerator ash or non-thermal waste processing techniques.

  ATG operates through two primary business lines, the Fixed Facilities Group and the Field Engineering Group. The Fixed Facilities Group operates ATG's fixed facilities in Richland, Washington and Oak Ridge, Tennessee, which are used to process low-level radioactive waste and low-level mixed waste. The Fixed Facilities Group also performs nuclear related work at its customer sites which normally results in waste being sent to its fixed facilities for processing prior to disposal. ATG's fixed facilities operate under radioactive material licenses issued by the State of Washington for its Richland facilities and the State of Tennessee for its Oak Ridge facilities. Our radioactive materials licenses include reciprocity provisions that allow us to treat radioactive waste at customer sites in all fifty states. Our licenses and permits for our Richland, Washington facilities also include the most comprehensive mixed waste processing permit in the United States. Our mixed waste processing capabilities resulted in substantial mixed waste revenue starting in 2000 which is expected to continue in 2001 and is anticipated to help attract additional wastes to our processing facilities for low-level radioactive waste.

  The Field Engineering Group performs a broad range of construction management
projects and hazardous waste remediation projects at customer sites.   Its
primary customer base is private industry and the Department of Defense. It carries out both fixed price and time and materials contracts related to the clean-up of customer sites under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly referred to as CERCLA, and the U.S. Resources Conservation and Recovery Act of 1976, commonly referred to as RCRA, asbestos abatement projects, as well as various specialized construction management projects, such as the construction of levies.

  In December 1998, ATG acquired assets and business lines from the former Molten Metal Technologies, Inc. The assets acquired from Molten Metal Technologies included substantially all of the operating assets, contracts, licenses and permits associated with the wet waste treatment and catalytic extraction processing for ion exchange resins used to clean various nuclear power plant waste streams. During the quarter ended June 30, 2000, ATG announced and completed a restructuring plan that was aimed primarily at improving cost efficiencies and waste treatment processes. During the quarter ended December 31, 2000, ATG completed a review of the Tennessee fixed facilities concerning the utilization of a modified Q-CEP thermal treatment system for the processing of specialty niche waste streams. Due to the prohibitive cost and the unknown prospect of success related to the proposed system modification, ATG formally abandoned the Q-CEP thermal treatment system.

  We believe that we possess a number of competitive advantages which distinguish our company from other radioactive and hazardous waste management companies. These include:

     .  a very comprehensive range of services;

     . an extensive portfolio of licenses and permits that are both necessary to do business and that create barriers to entry for new competitors;

     . the inherent cost-efficiency and environmental integrity of our waste treatment technologies; and

     . our established positioning with commercial and government customers and federal, state and local regulators.

In particular, our radioactive material licenses and our mixed waste permits are considered to be major competitive factors in our fixed facility business lines. The very long time periods, ranging from three to five years, and extensive public interactions required to obtain these licenses and permits constitute extensive barriers to entry that we believe provide far greater protection against competition than do the proprietary protections and patents associated with the technologies that we employ.

Market Overview

  General.   The worldwide environmental services industry is diverse and growing. Both in the United States and abroad, this growth has been driven by extensive legislation and governmental regulations that are aimed at protecting the environment by requiring responsible parties to responsibly manage the nuclear and hazardous wastes that they generate and to clean up any already existing environmental hazards. According to the February 2000 report of the U.S. Department of Energy entitled "Assessment of the Environmental Management Industry", in 1998 U.S. companies generated $190 billion in environmental industry related revenue on a worldwide basis representing approximately 2.0% growth over 1997 revenue.

  Although much of the U.S. environmental market is mature and marked by significant competition for environmental project work, we believe that the specific environmental services markets that we focus on and, in particular, the treatment and disposal of low-level radioactive waste and low-level mixed waste as well as the decommissioning of facilities contaminated with those wastes, face much more limited competition and thereby continue to command greater margins than many other environmental service areas. The following is a description of each of the markets ATG focuses on relative to the types of waste each market addresses.

  Treatment Market in Low-Level Radioactive Waste.   Radioactive waste is
categorized as either high-level radioactive waste or low-level radioactive waste. This waste is generated by government facilities and by commercial enterprises such as nuclear power plants, medical laboratories and university and industrial research and development facilities. High-level radioactive waste is primarily comprised of spent nuclear fuel rods from nuclear reactors and highly radioactive waste generated by the processing of nuclear materials for weapons production. ATG does not handle or process high-level radioactive waste. Low-level radioactive waste is all radioactive material other than high-level radioactive waste.

  Low-level radioactive waste consists of relatively large amounts of common industrial waste materials that have become contaminated during use with generally small amounts of radioactivity. These materials include equipment and tools that have been used in nuclear facilities and laboratories; protective clothing worn by radiation workers; and paper, rags, packing materials, and miscellaneous liquids and sludges that are waste by-products from nuclear manufacturing, power production, or medical or research applications. A special case of low-level radioactive waste is ion exchange resins that are used to clean various nuclear power plant process water streams. The ion exchange resins act in a manner analogous to that of a magnet, pulling dissolved radioactive ions out of the nuclear process water via a chemical attraction for those ions. Through these cleaning processes, ion exchange resins tend to accumulate significantly higher concentrations of radioactive materials than other low-level radioactive waste which, accordingly, increases their handling and disposal costs.

  ATG had targeted the ion exchange resin treatment market for its SAFGLAS(TM) process in early 1998 and began offering thermal processing for resins with relatively low contamination levels. Our acquisition of the assets of Molten Metal Technologies in December 1998 moved ATG into the leadership position for ion exchange resin treatment offerings and allowed ATG to process ion exchange resins with significantly greater levels of radioactive contamination, thereby opening a broader spectrum of the ion exchange resin market to ATG. ATG currently is the only provider of the full range of services leading to the final disposal of used ion exchange resins serving the U.S. market. These services include dewatering the resins at customer sites or at ATG's fixed facilities to meet disposal requirements, selling a spectrum of proprietary high integrity containers that are required for the disposal of ion exchange resins and other very radioactive materials, thermally processing ion exchange resins to achieve large volume and mass reductions of 100 to 1, and providing shielded transportation services via a large fleet of shielded casks in order to transport the ion exchange resins in accordance with regulations of the U.S. Department of Transportation and U.S. Nuclear Regulatory Commission, commonly referred to as the NRC.

  ATG has been engaged in the business of handling, treating, storing, and disposing of low-level radioactive waste since 1988. As of December 31, 2000, in ATG's estimation, ATG was providing at least one of its low-level radioactive waste service lines to greater than 90% of the commercial nuclear power plants in the United States. ATG estimates that currently between $150 and $200 million is spent annually in the United States on the treatment of commercial low-level radioactive waste. We believe that the size of the commercial market in the United States for treatment of low-level radioactive waste will continue to increase over the next decade as the result of the expected decommissioning of older nuclear power plants in the United States. We also believe that significant demand exists in the United States for the volume and mass reduction of commercially generated low-level radioactive waste, as there are at present only two full-service disposal sites in the nation accepting this waste. Moreover, one of those, Barnwell in South Carolina, has announced substantial graduated cutbacks in the quantities of nuclear wastes it will accept that will result in phasing out all wastes from outside the Atlantic Compact over the next seven years.

  The Barnwell disposal site, which currently services the majority of commercial low-level radioactive waste generators in the United States, has increased its disposal fees by approximately 300% over the past five years. The current disposal fees at this site are approximately $4.00 to $7.00 per pound, or $400 per cubic foot, depending upon the waste's density and activity levels. The disposal fees charged by the disposal site in Richland, Washington, the other fully permitted low-level radioactive waste disposal site, are significantly lower than those charged by the Barnwell site, but this site is only permitted to accept waste generated in the eleven Northwestern states. There is also a disposal facility in Clive, Utah that also charges disposal fees significantly lower than those charged by the Barnwell site, but it is currently permitted to accept only low-level radioactive waste with lower concentrations of radioactivity than that accepted by either Barnwell or the Richland site.

  At the present time ATG is the only company providing a full range of thermal treatment services for low-level radioactive waste in the United States. GTS Duratek, Inc. provides incineration of some low-level radioactive waste but not ion exchange resins. A new market entrant, Studvik Inc., began proving pyrolysis services for ion exchange resins during 2000.

  The federal government, principally the Department of Energy and Department of Defense, have generated very significant amounts of low-level radioactive wastes that are largely stored on federal government sites. Based on the February 1995 Department of Energy publication, "Environmental Management", ATG estimates that the Department of Energy, which owns most of those wastes, has in excess of 53 million cubic feet of low-level radioactive waste either currently stored or expected to be generated during the next 20 years at its facilities throughout the United States. ATG estimates that the minimum processing value will exceed $1.8 billion based on a processing cost of $35.00 per cubic foot.

  Treatment Market for Low-Level Mixed Waste. Low-level mixed waste is low-level radioactive waste co-mingled with hazardous substances regulated by RCRA and/or toxic substances regulated by the Toxic Substances Control Act of 1976, commonly referred to as TSCA. Low-level mixed waste results from a variety of activities such as the processing of nuclear materials used in nuclear weapon production, nuclear energy research, and the generation of nuclear power. The clean-up of government-generated low-level mixed waste is driven by the Federal Facilities Compliance Act of 1992 which requires that radioactivity-contaminated federal facilities meet waste clean-up targets by specified dates. For example, the Department of Energy's Hanford Reservation was required to commence non-thermal treatment of the low-level mixed waste stored there by September 30, 1999, and thermal treatment of this waste by December 31, 2000. ATG, which the Department of Energy contracted with to process this waste, commenced non-thermal treatment of the waste by December 1999 and thermal treatment by December 2000. Although ATG's contract also required that we obtain all licenses, permits and approvals for, and place our treatment facility for low-level mixed waste in operation by November 10, 2000, ATG did not meet this deadline due to the lack of completion of the demonstration testing of our Richland facility. The Department of Energy has been notified of the 2001 schedule for completion of demonstration testing and ATG's violation of the November 10, 2000 deadline. To date, the Department of Energy has not notified ATG of any corrective actions nor has ATG obtained a waiver of this violation.

  Significant quantities of untreated low-level mixed waste have accumulated in the United States, as approved treatment solutions applicable to a broad range of low-level mixed waste streams have previously not been available. The Department of Energy estimates that there is in excess of 7.7 million cubic feet of low-level mixed waste either currently stored or anticipated to be generated over the next two decades throughout the United States at Department of Energy facilities alone. The Department of Energy also estimates that the treatment costs for its low-level mixed waste will exceed one billion dollars through the year 2010. We are not aware of any reliable estimates of the existing backlog of commercially generated low-level mixed waste awaiting treatment at generators' sites, as there are no requirements for commercial generators to report that information. However, according to a national profile of commercially generated mixed waste based on a 1998 survey sponsored by the NRC and the U.S. Environmental Protection Agency, approximately 140,000 cubic feet of low-level mixed waste was commercially generated in the United States in 1990. We believe that the size of the commercial low-level mixed waste treatment market in the

United States will increase significantly in connection with the expected decommissioning of nuclear power plants in the United States over the next decade.

  ATG has successfully permitted and financed, and has substantially completed construction of, the most comprehensive commercial low-level mixed waste treatment facility in the United States. That facility, a portion of which commenced operations in December of 1999, will provide non-thermal treatment of mixed wastes requiring stabilization under RCRA and will provide thermal treatment of mixed wastes that require high temperature treatment under both RCRA and TSCA to destroy hazardous constituents prior to disposal. Currently, the regulatory authorities are allowing ATG to process contracted mixed waste streams as we prepare for demonstration testing for the thermal treatment of mixed waste. The regulatory agencies allow up to 720 hours, or with an extension, up to 1440 hours, of waste stream processing prior to demonstration testing. After completion of these 720 hours, or 1440 hours if an extension has been granted, ATG will no longer be able to process contracted waste streams without successful completion of demonstration testing. ATG is targeting three months, or until about June 2001, to complete the initial 720 hours, and will, if upon completion of these 720 hours it believes it could benefit from an additional 720 hours of waste processing prior to demonstration testing, request an extension for an additional 720 hours from the regulatory agencies. ATG believes an extension, which would allow it to continue thermal processing waste while making any needed modifications prior to demonstration testing, would be granted by the regulatory agencies. To date, ATG has thermally processed approximately 150 hours of contracted waste streams. Once demonstration testing of the Richland facility has commenced, if ATG's thermal processing systems do not meet governmental standards, this would delay or prevent our Richland facility from becoming operational for thermal decontamination of mixed waste, resulting in a loss of significant revenue potential at this facility. Demonstration testing of this facility for thermal treatment of mixed waste is scheduled to be conducted during 2001.

  ATG has already won seven commercial and five federal contracts for the treatment of mixed wastes and initiated the non-thermal treatment of mixed wastes generated by the Department of Energy under one mixed waste contract in December of 1999. These contracts are anticipated to provide in excess of $67.6 million of revenues to ATG over the term of these contracts. We anticipate successful completion of demonstration testing during 2001 and anticipate that all of our mixed waste treatment service lines will be operational in 2001. In the interim, we are processing thermal mixed waste streams pursuant to the 720 hour processing allowance provided by the regulatory authorities.

        Hazardous Waste Treatment Market. Hazardous waste is waste that is classified as hazardous under RCRA and/or toxic under TSCA. The list of "hazardous substances" covered by these laws is extensive and includes a large number of chemicals, metals, pesticides, biological agents, toxic pollutants and other substances. ATG is not engaged in the large but highly competitive hazardous waste treatment market other than through the environmental restoration services provided by its Field Engineering Group. Historically, ATG has processed a broad range of hazardous substances at client sites during the execution of environmental restoration projects.

Waste Treatment Technologies


  A summary description of ATG's principal waste treatment technologies for low-level radioactive waste and low-level mixed waste is provided in the following table:

------------------------------------------------------------------------------
PRINCIPAL TECHNOLOGIES
------------------------------------------------------------------------------
              Waste Streams
Technology    Treated         Nature of Process    Operating Status
------------------------------------------------------------------------------
SAFGLAS(TM)   LOW-LEVEL       High                 Commercial operation
              RADIOACTIVE     Temperature          commenced in September 1997
              WASTE           Thermal
------------------------------------------------------------------------------
GASVIT        LOW-LEVEL       High                 Commercial operation
              MIXED WASTE     Temperature          commenced in December 2000
                              Thermal
______________________________________________________________________________
RESIN         ION             Non thermal          Commercial operation
DECONTAMIN-   EXCHANGE        washing and          commenced in 2001
ATION         RESINS          separation
------------------------------------------------------------------------------
WET WASTE     ION             De-Watering          Commercially operational
SERVICES      EXCHANGE                             for over five years
              RESINS
------------------------------------------------------------------------------
AWPS          LIQUIDS         Polymer Assisted     First system delivered
                              High Efficiency      March 1999
                              Water Filtration
------------------------------------------------------------------------------
RVR           LIQUIDS/        Moderate             Commercially operational
              SLUDGES         Temperature          for over five years
                              Thermal
------------------------------------------------------------------------------

   The core technology employed in the SAFGLAS(TM) and GASVIT systems is vitrification. Vitrification technologies have been successfully used in Europe for over thirty years, principally in the area of treatment of high-level radioactive waste and are used by the Department of Energy currently for high-level radioactive waste. The EPA has identified vitrification as what it refers to as the best demonstrated achievable technology for the treatment of high-level radioactive waste. We believe that vitrification will prove to be equally effective in the treatment of waste contaminated with lower levels of radioactivity. In addition, the vitrification process results in significantly less effluents than the more traditional incineration methods of waste treatment. Accordingly, we believe vitrification is widely perceived as an environmentally superior waste treatment method.

  SAFGLAS(TM)-Thermal Treatment of Low-Level Radioactive Waste by Vitrification. The SAFGLAS(TM) system treats a broad spectrum of low-level radioactive waste in the form of dry active wastes, such as protective clothing, paper, rags, plastics and wood, low-level activity resins, aqueous based liquids and sludges, and oils, which eliminates the customer's need to presort wastes to fit the specialized capabilities of a particular waste processor's technology. The SAFGLAS(TM) system can reduce the volume of the input waste by a factor of up to 200 to 1 and the mass of the input waste by up to 96%. We believe that the highly stable and leach-resistant nature of the glass produced by the SAFGLAS(TM) process, as compared to incineration ash, will be significant for waste generators concerned with the potential long-term liabilities associated with the land disposal of low-level radioactive waste.

  The basic SAFGLAS(TM) system has been enhanced through the addition of a high temperature bulk processing unit, commonly known as a BPU, that processes a wide range of low-level radioactive waste. Because the BPU exhausts into the second chamber of the basic SAFGLAS(TM) unit, ATG refers to the combination of these integrated technologies as the SAFGLAS(TM) system. The BPU offers the advantage of allowing each customer's waste to keep its own identity and not to be commingled during processing. We believe from that this will offer a significant competitive advantage when the Barnwell site limits its acceptance of wastes and some customers opt for having the waste processed for volume reduction and then returned for on-site storage.

  GASVIT-Thermal Destruction of Low-Level Mixed Waste by Gasification/ Vitrification. ATG has acquired licensing rights to use a proprietary plasma arc technology developed by Integrated Environmental Technologies, LLC for the treatment of low-level mixed waste. We are integrating the plasma technology from Integrated Environmental Technologies with our own technologies to form the GASVIT system. The GASVIT system will be used as the primary component in our thermal processing facility for low-level mixed waste. Materials are fed into a process chamber where the organic materials are destroyed in a flameless process. As with the SAFGLAS(TM) system process, the end result of the GASVIT system process is a glass material. The GASVIT system can reduce the volume of the input waste by a factor of up to 200 to 1, and the mass of the input waste by a factor of up to 96%. A 50 lbs./hr. prototype gasification/vitrification process chamber has been in operation at IET's facilities in Richland, Washington since June, 1997. The GASVIT system is being licensed for a total throughput of 12,000 pounds per day; however, the initial unit will provide only 50% of the permitted capacity. We intend to add another unit as its capacity needs increase.

  RESIN DECONTAMINATION-Non-thermal Washing and Separation of Ion Exchange Resins. Ion exchange resins with significant radionuclide concentrations are washed and separated in a licensed non-thermal mechanical process that removes the radioactivity. The process concentrates the radioactivity from ion exchange resins into a small, stable, efficient and economical use of available disposal space.

  WET WASTE SERVICES-Dewatering, packaging, and shielded transportation of Ion Exchange Resins. We hold patent and other rights for a variety of licensed high integrity containers used to hold ion exchange resins during transportation and disposal. ATG also has the patent rights and ownership for approximately 50% of the nation's heavily shielded casks that are used to safely transport ion exchange resins in accordance with Department of Transportation regulations. Additionally, ATG provides proprietary equipment and services to remove water from ion exchange resins prior to transportation and disposal to meet Department of Transportation and disposal site criteria, achieving in the process moisture removal levels considerably beyond those achievable by competing technologies.

  AWPS - Advanced Treatment Through Filtration. AWPS is used for the removal of suspended and dissolved impurities from nuclear power reactor water streams.
ATG employs a variety of technologies for which it holds either patent or licensing rights to treat a broad range of nuclear power plant liquid waste/process streams. Our proprietary processes pretreat the water in a manner that increases the efficiency of filtration and the filter lifetimes ten-fold greater than competing technologies. One of our AWPS units was installed in a commercial nuclear power plant in late 1999, one unit in 2000 and one unit is scheduled for installation and testing at a commercial nuclear power plant in 2001.

  RVR-Radioactive Volume Reduction of Liquid Wastes and Sludges. This patented, moderate temperature, vacuum evaporation process provides a portable and economic method for transforming radioactive liquids and sludges into dry powders and, if desirable, recovering the water for reuse. ATG employs RVR systems at its Tennessee facilities to treat its own secondary wastes as well as customer wastes. The RVR process has also been used for commercial nuclear projects throughout the United States. In addition, we also sell RVR units to foreign power reactor operators.

  Operations and Services

  ATG provides radioactive and hazardous waste management services through its Fixed Facilities Group and its Field Engineering Group.

  Fixed Facilities Group. The Fixed Facilities Group operates ATG's treatment facilities for low-level radioactive waste and low-level mixed waste in Richland, Washington and Oak Ridge, Tennessee and also provides shielded transportation services and on-site services at its customers' facilities. The primary treatment facilities are located on a 45-acre parcel of land owned by ATG in Richland, Washington which is adjacent to the Department of Energy's Hanford Reservation. Our Richland facility is one of the largest commercial radioactive waste treatment facilities in the United States. This facility is currently licensed to handle, treat and store a wide variety of low-level radioactive waste. In addition, the facility is currently licensed to handle, treat and store a wide variety of non-thermal low-level mixed waste and must complete its demonstration testing to become fully operational for thermal low-level mixed waste treatment for both commercial and government generators. ATG also owns a 40,000 square foot licensed facility on a seven acre site in Oak Ridge, Tennessee where it thermally processes ion exchange resins and non-thermally processes both ion exchange resins and radioactive sludges that are not suitable for thermal processing. ATG also owns a third licensed site, a 16 acre facility in Columbia, South Carolina which is used to maintain and store equipment used for wet waste field projects throughout the United States. Finally, ATG leases a four-acre facility in Fremont, California which houses ATG's corporate offices, as well as a storage and transfer station for low-level radioactive waste that supports its Richland operations. ATG utilizes a fleet of company-owned trucks to transport waste intra-state to or from its Richland and Fremont facilities, and utilizes third party commercial carriers to transport waste inter-state to or from these facilities.

  Treatment Services for Low-Level Radioactive Waste. Since 1988, ATG has treated and recycled several million pounds of low-level radioactive waste at its Richland facilities. Since being placed in operation in September 1997, the SAFGLAS(TM) system has processed in excess of 4 million pounds of low-level radioactive waste. In addition to the Department of Energy, Department of Defense and other agencies of the U.S. government, customers for the company's low-level radioactive waste treatment services include over 90% of the nation's nuclear power plants, many major corporations, and numerous universities, laboratories, hospitals and other research and medical institutions.

  Treatment Services for Low-Level Mixed Waste. In early 1995, ATG began the licensing, design and facility construction process for a mixed waste treatment and storage facility to be sited at its Richland facilities. That permit was issued in July 1999 and construction of the facility commenced shortly thereafter financed by the proceeds from the issuance of $27 million in tax-exempt Solid Waste Revenue Bonds by the Port of Benton in Washington State.

  The construction of ATG's mixed waste facilities is being carried out in a phased manner so that those portions of the facility that can be brought on line more rapidly are completed and made operational first. Accordingly, although the overall facility will not be fully operational until sometime in 2001, we were able to successfully receive and process non-thermal mixed wastes in late 1999 and throughout 2000. The mixed waste processing can generally be categorized as thermal and non-thermal consistent with requirements established by the EPA that dictate how various types of mixed wastes must be processed prior to disposal.

  Non-thermal mixed waste processes are generally intended to chemically stabilize mixed waste materials and/or encapsulate the wastes in a manner that renders them sufficiently immobile for land disposal. Our permit provides for four non-thermal mixed waste process lines designed to meet the EPA's RCRA mixed waste treatment specifications. Our mixed waste permit also provides for one thermal process line that is designed to thermally destroy RCRA and TSCA organic constituents in the mixed wastes that the EPA has determined require thermal destruction prior to disposal. We use a proprietary high temperature plasma process to destroy RCRA and TSCA organic mixed wastes. That process, which the company calls "GASVIT", destroys the organic constituents in the mixed wastes in a manner that fully meets the EPA requirements without the use of incineration.

  In November 1995, the Department of Energy awarded ATG, in a competitive bidding process, the first privatized contract to thermally treat low-level mixed waste generated by the Department of Energy's Hanford Reservation. This contract has a minimum value to ATG of $10.4 million and a maximum value to ATG of $24 million for treating 175,000 cubic feet of waste over ten years. Subsequently, in September 1997, the Department of Energy awarded us the first privatized contract to non-thermally treat low-level mixed waste generated by the Hanford Reservation. This contract has a minimum value to ATG of $2.6 million and a maximum value to ATG of $5 million over a three-year period which commenced in December 1999 when we began to non-thermally treat low-level mixed waste under that contract. More recently we have been awarded several additional contracts to treat mixed wastes generated by several other Department of Energy facilities across the United States, by various commercial research and manufacturing companies, and by commercial nuclear utility companies.

  ATG commenced the non-thermal treatment portion of these contracts in December 1999. ATG has also commenced the thermal treatment portion of these contracts in December 2000 by the start-up treatment of contracted thermal mixed waste streams.

  Field Engineering Group. The principal services provided by ATG's Field Engineering Group are the environmental restoration of sites contaminated with hazardous wastes and construction management contracts such as levee construction. Our comprehensive capabilities include site investigation, characterization and assessment, negotiation with regulatory agencies and procurement of required regulatory approvals, preparation of feasibility and remedial design studies, removal and remediation actions, construction, waste brokerage and transportation.

  Decontamination and Decommissioning Services. Historically, providing services for decontamination and decommissioning of facilities contaminated with radioactivity, commonly referred to as D&D, have been ATG's core specialty area. ATG has been involved in D&D projects for over a decade and currently is involved in several D&D projects for the Department of Energy. Customers for ATG's D&D services include nuclear power plants, universities and other research institutions that utilize radioactive isotopes in a variety of research projects, hospitals with radiological medicine departments, companies employing nuclear materials in manufacturing and the Department of Energy and Department of Defense, which oversee the nation's nuclear weapon production facilities.

  We believe that there are significant near-term opportunities in domestic D&D, particularly in the commercial D&D market, as up to ten U.S. nuclear power plants are expected to be decommissioned over the next decade. Based on recent studies prepared by utilities regarding the costs to decontaminate and decommission nuclear power plants, as reported by the Nuclear Energy Institute, a nuclear energy industry policy organization, we estimate that the average total cost of decontaminating and decommissioning a domestic nuclear power plant is approximately $300-$400 million. In addition, based on a 1996 Baseline Environmental Management Report prepared by the Department of Energy, there are over 5,000 radioactivity-contaminated Department of Defense and Department of Energy facilities which are scheduled to be decommissioned over the next decade.

  Environmental Restoration Services. ATG has historically concentrated on environmental removal and remediation actions at contaminated Department of Defense sites. ATG estimates that there are over 420 Department of Defense sites contaminated with low-level radioactive waste or low-level mixed waste. According to a February 2000 report of the Department of Energy entitled Assessment of the Environmental Management Industry, subcontracted spending by the Department of Energy for environmental remediation in 1998 was $1.85 billion, up 7% from 1997, and is projected to continue growing for 10 to 15 years. ATG estimates that environmental restoration spending by the Department of Defense is approximately 50% of Department of Energy spending, or approximately $0.94 billion, for 1998.

  Since 1989 ATG has executed more than 237 field-engineering projects relating to the environmental restoration of sites contaminated with low-level radioactive waste, low-level mixed waste, or hazardous waste throughout the United States and U.S. territories.

  For its military and industrial clients, ATG executes environmental restoration projects either on a planned or quick response basis. In the execution of both planned and quick response environmental restoration projects involving both low-level radioactive waste and low-level mixed waste, ATG believes that it is one of only six domestic companies having the in-house capability of providing on-site full-service solutions from site investigation through the waste treatment stage for D&D and environmental restoration projects involving low-level radioactive waste and low-level mixed waste.

  Revenues of Fixed Facilities Group and Field Engineering Group. Prior to 1998, ATG evaluated its operations as one business unit. Thermal processing of large volumes of waste began in 1998 and ATG commenced evaluating its business as two business segments in the fourth quarter of 1998. ATG segregates revenue and gross profit by business segment. Selling, general and administrative expenses are not allocated to the business segments.

  For the year ended 1998, the Fixed Facilities Group had revenue of $18,889,000
and gross profits of $11,082,000.   For the year ended 1999, the Fixed
Facilities Group had revenue of $46,854,000 and gross profits of $22,845,000. For the year ended 2000, the Fixed Facilities Group had revenue of $33,318,000 and gross profits of $11,735,000.

  For the year ended 1998, the  Fixed Engineering Group had revenue of
$17,011,000 and gross profits of $5,002,000.   For the year ended 1999, the
Fixed Facilities Group had revenue of $13,808,000 and gross profits of
$1,458,000.    For the year ended 2000, the  Fixed Facilities Group had revenue of $8,354,000 and gross profits of $1,338,000.

Customers

  We provide our services to a broad range of commercial and federal, state and local government clients in the United States. Demand for our services and the distribution of this demand are influenced by the level of implementation and enforcement of existing and new environmental regulations, funding levels for government projects and spending patterns of commercial clients.

  Primarily due to our technical expertise, extensive portfolio of environmental licenses and permits and full-service capabilities on-site, we have successfully bid on and executed a substantial number of waste treatment, environmental restoration, D&D and other contracts with commercial customers, the Department of Defense, Department of Energy and a number of other federal government agencies, as both a prime contractor and as a subcontractor. In general, our business mix has recently been trending towards an increase in the percentage of revenue attributable to commercial clients, due to the commercial business volume handled by our fixed facilities since the commencement of SAFGLAS(TM) operation in late 1997 and our acquisition of the assets of Molten Metal Technologies in late 1998. In fiscal 2000, 1999, and 1998, the percentage of our total revenue attributable to federal government contracts was approximately 30%, 27% and 55%, respectively. While we expect our commercial revenues to continue to grow, the fact that most of the mixed waste in the United States is owned by the federal government is anticipated to result in significant growth in its federal revenue as well. One contract with the U.S. Air Force accounted for 14% of our total revenue in the year ended December 31, 1998.

We also serve numerous commercial clients, including large industrial concerns, nuclear power plants, hospitals, laboratories and other medical institutions, and universities. No single commercial client accounted for 10% or more of our revenue in fiscal years 2000, 1999 or 1998.

Sales and Marketing

  ATG relies on a direct sales and marketing staff of approximately 10 employees, its executive management team and project managers, and brokers and other intermediaries, to market its waste treatment and field engineering services nationwide and internationally. Historically, we relied on discrete waste treatment projects and limited term remediation projects that typically involved planned clean-ups of sites that were contaminated in the normal course of manufacturing activity or quick response clean-ups of spills. We now target our marketing efforts on large, multi-year private sector and government site-specific and term contracts in the areas of treatment of low-level radioactive waste and low-level mixed waste, environmental restoration and nuclear facility D&D.

  We focus our marketing resources on higher margin markets where we have technological or licensing advantages over potential competitors. We also focus on continually strengthening our relationships with existing and target customers. We believe that relationship selling is important as customers display an increasing desire for good, reliable service. Accordingly, we deploy operators at customer sites and target a high frequency of quality customer interactions by our sales force directed at better identifying and resolving its customers' problems.

  We also intend to offer our SAFGLAS(TM) and GASVIT vitrification technologies for on-site treatment of low-level radioactive waste and low-level mixed waste in selected Pacific Rim markets. We believe that the high cost of disposal of low-level radioactive waste and low-level mixed waste disposal in a number of Pacific Rim countries favors thermal treatment for low-level radioactive waste and low-level mixed waste, while regulatory restrictions and other environmental concerns may limit incineration as a treatment process.

  To further promote use of its technologies and to establish strategic alliances designed to accelerate its penetration of selected Pacific Rim markets, ATG has entered into exclusive technology transfer agreements covering its technologies for Hong Kong, Taiwan, and The People's Republic of China. ATG currently has two technology transfer agreements. One of these agreements, dated September 30, 1997, is with Alliance Technology Group, Incorporated, and the second agreement, dated June 28, 1997, is with Pacific Trading Company. These agreements require ATG to provide assistance and know-how to its alliance partners who, in turn, have the right to market ATG's technologies in these territories. ATG will share in any profits generated from those efforts and will also receive a royalty on revenue generated by the use of its vitrification technologies. ATG is entitled to independently pursue opportunities or to terminate the agreements within those territories if its alliance partners are not actively and successfully marketing its technologies, or, if designated levels of minimum revenues are not achieved in those territories within specified periods. Although we believe that these agreements and similar agreements may become important to our business in the future, our two existing agreements are not material to our business because there is no current activity and no revenues are being generated under those agreements.

Competition

  In general, the radioactive and hazardous waste management industry is highly competitive. We face varying levels of competition in our current and planned business lines. We believe that we currently have only one principal competitor, Duratek, for the thermal treatment of domestic low-level radioactive waste, a handful of small to mid-size competitors in the non-thermal treatment of domestic low-level radioactive waste, and one potential competitor for thermally treating ion exchange resins. We have a non-compete agreement with Duratek that precludes Duratek from processing commercial ion exchange resins. The term of the non-compete with Duratek expires December 2001. When the non-compete agreement with Duratek expires, we believe it will have a negligible effect on the volume of ion exchange resins processed by ATG as ATG to date has only received modest revenues from the ion exchange resins processing market. With respect to the domestic treatment market for low-level mixed waste, we believe that there are only four other companies currently commercially processing low-level mixed waste at their own facilities, all of which are doing so under limited licenses which restrict them from accepting a broad spectrum of low-level mixed waste streams. We believe that our mixed waste permit and mixed waste processing facility provide the most comprehensive commercial mixed waste treatment capabilities in the United States.

  We also face competition from disposal facilities for low-level radioactive waste in that the volume and mass reduction achieved by our processing must be at a cost that provides an economic incentive to the generator relative to the options of direct disposal at a facility, as most low-level radioactive waste does not require treatment in order to meet the acceptance criteria of at least one U.S. facility. For example, when the commercial disposal site for low-level radioactive waste in Clive, Utah recently expanded its acceptance criteria, allowing it to receive waste with radioactivity levels higher than it was previously permitted to accept, we saw a greater level of competition for the affected wastes, as some generators in the geographic area proximate to this facility that previously would have had the waste treated prior to disposal have found it economical to apt for direct disposal. While we are aware that one or more other companies are interested in developing commercial disposal sites for low-level radioactive waste, the likelihood of their success does not appear to be high based upon the public sensitivity to radioactive materials in the United States. Nonetheless, any change in the pricing of licensed commercial disposal of low-level radioactive waste in the United States will affect the competition we face, with increasing prices decreasing the competition and decreasing prices increasing the competition which we face.

  The nuclear facility D&D market is highly competitive, with numerous companies of varying size, geographical presence and capabilities participating in a variety of niche areas. The two predominant trends are for nuclear facility owners to either procure the services of a large engineering construction company to be the general manager for D&D services or for the owners to self perform the general management function. We believe that fewer than six companies have the capability of fulfilling the general management role for commercial nuclear power plant D&D, and that none of those companies nor owners also have sufficient in-house commercial waste processing capabilities to fully address the waste management issues presented by D&D. We believe that this will require the general managers for commercial nuclear power plant D&D activities, whether a contractor or the owner, to procure the services of one of the two full service nuclear waste processing companies to assist them with waste management. We further believe that the forward going trend will be for the general managers to avail themselves of the services of more than one waste processing company in order to ensure competitive pricing for D&D waste management services.

  We believe that the principal competitive factors applicable to all areas of our business are price, breadth of services offered, range and breadth of environmental licenses and permits held, reputation for customer service and dependability, technical proficiency and environmental integrity, operational experience, quality of working relations with federal, state and local environmental regulators and proximity to customers and licensed waste disposal sites. We believe that we are, and will continue to be, able to compete favorably on the basis of these factors. We also believe that we have several competitive advantages, including our vitrification and ion exchange resins technologies, the patents we hold, broad range of environmental services offered, ability to provide in-house full-service environmental solutions at customers' sites, the range and breadth of environmental licenses and permits held and applied for, including, without limitations, our radioactive material licenses and mixed waste permits, geographical positioning, and integrated technological approach to waste treatment solutions.

  Many of our competitors have substantially greater managerial, technical and marketing resources than we do, and there can be no assurance that one or more of our competitors do not possess or will not develop waste treatment technologies or field service capabilities that are superior to or more cost effective than ours. In some aspects of our business, substantial capital resources are required for facilities and equipment, and many of our competitors have substantially greater financial resources than ATG.

Intellectual Property

  We regard aspects of our waste treatment technologies and know-how as proprietary and use a combination of trade secret and trademark laws, employee and third party non-disclosure agreements, licenses from owners of patents and other intellectual property rights, and other methods to protect our technologies and know-how. We have received a patent for the SAFGLAS(TM) system as incorporating a multi-zone process chamber. We hold a number of patents on the thermal and non-thermal processes and equipment which we utilize for processing of ion exchange resins at our Oak Ridge, Tennessee facilities and at our customer's sites, as well as for the high integrity containers and shielded shipping casks used for the transportation of ion exchange resins. We also hold the licenses and permits for our Washington and Tennessee facilities and possess the engineering craft knowledge required to cost-effectively operate, maintain, and enhance the permitted status of those facilities. While our patents provide us with technological efficiency and provide us with revenue through licenses to other companies by means of technology transfer agreements, we believe that the ownership of patents is not presently a significant factor in our business and that our success does not depend on the ownership of patents. We cannot assure you that we will be successful in protecting the proprietary aspects of our technology, nor that our proprietary rights will preclude competitors from developing waste treatment technologies equivalent or superior to ours. In addition, effective protection for the proprietary aspects of our technologies may be unavailable or limited in many foreign countries. While we are not aware that any of our waste treatment technologies infringe the rights of any third parties, we cannot assure you third parties will not claim infringement by ATG with respect to its existing or future waste treatment technologies.

  From time to time we license the rights to use the intellectual property of third parties embodied in subsystems of our technologies. In particular, we license rights from the owner of the patented technology embodied in the basic SAFGLAS(TM) system melter and from Integrated Environmental Technologies in connection with the design, construction and use of the melter incorporated into the GASVIT system. The former license is non-exclusive and royalty-free, but requires ATG to pay to the owner of the patent a license fee in the amount of $35,000 for each SAFGLAS(TM) process chamber built by ATG during a five-year period. With respect to any melter we purchase from Integrated Environmental Technologies, other than the two units we have initially contracted to purchase, our license with Integrated Environmental Technologies requires the payment of a royalty fee to Integrated Environmental Technologies in the amount of 3% of the gross revenue generated by ATG from processing radioactive waste using a treatment system incorporating such a melter. ATG from time to time receives letters of inquiry from the owners of patents requesting that ATG demonstrate that the technology licensed to ATG by third parties does not infringe their patents. We routinely refer these letters of inquiry to the licensors, who are required pursuant to the terms of their license agreements with ATG to defend ATG against infringement claims asserted by third parties relating to the licensed technology and to indemnify ATG against any resulting losses. With respect to each letter of inquiry previously received by ATG, we have been advised by the licensor that, in the judgment of the licensor, the licensed technology as used by ATG did not infringe the subject patents.

  We require each of our technical and engineering employees to enter into standard agreements pursuant to which the employee agrees to keep confidential all proprietary information of ATG and to assign to ATG all rights in any proprietary information or technology developed by the employee during his or her employment or made thereafter as a result of any inventions conceived or work done during his or her employment. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization or to develop similar technology independently.

Environmental Laws and Regulations; Licensing Processes Applicable to Treatment Facilities for Low-Level Radioactive Waste and Low-Level Mixed Waste

  Environmental Laws and Regulations. Extensive and evolving environmental protection laws and regulations have been adopted in the United States during recent decades in response to public concern over the environment. Our operations and those of our customers are subject to these evolving laws and regulations. The requirements of these laws and regulations impose substantial potential liabilities. For example, a failure to comply with current or future regulations could result in substantial fines, suspension of production, alteration of manufacturing processes, cessation of operations, or the expenditure of substantial clean-up costs. The requirements also create a demand for many of our services.

  We believe that our compliance with environmental laws and regulations will not have a material effect on our capital expenditures, earnings or competitive position, except with respect to capital expenditures for environmental control facilities. We had $6.5 million in expenditures for environmental control facilities in 2000, primarily in connection with the construction of the Richland mixed waste facility; however, we expect that the amount of expenditures for environmental control facilities required to be made in 2001 and immediate subsequent years will be less than $100,000. ATG does, however, expect to spend approximately $2,000,000 in 2001 to conduct demonstration testing of its Richland facility.

  Under the Atomic Energy Act of 1954, commonly referred to as the AEA, and the Energy Reorganization Act of 1974, the NRC regulates the receipt, possession, use and transfer of radioactive materials. Pursuant to its authority under the AEA, the NRC has adopted regulations that address the management and disposal of low-level radioactive waste and that require the licensing of commercial disposal sites for low-level radioactive waste.

  RCRA provides a comprehensive framework for regulation of the handling, transportation, treatment, storage and disposal of hazardous waste. Strict standards are imposed under RCRA on hazardous waste generators and transporters, and on operators of hazardous waste treatment, storage and disposal facilities. The Land Disposal Restrictions developed under the Hazardous and Solid Waste Amendments of 1984 prohibit land disposal of specified wastes unless these wastes meet or are treated to meet best demonstrated achievable technology treatment standards, subject to specified exemptions. Under current regulations, waste residues derived from listed hazardous wastes are generally considered to be hazardous wastes subject to RCRA standards unless they are delisted through a formal rulemaking process that may last for several years. Liability under RCRA may be imposed for improper handling, transportation, treatment, storage or disposal of hazardous wastes, or for failure to take corrective action to address releases of hazardous wastes.

  CERCLA, and subsequent amendments including the Superfund Amendments and Reauthorization Act, commonly referred to as SARA, imposes strict, joint and several liability upon owners or operators of facilities where a release of hazardous substances has occurred, upon parties who generated hazardous substances that were released at these facilities and upon parties who arranged for the transportation of hazardous substances to these facilities. Liability under CERCLA may be imposed on ATG if releases of hazardous substances occur at treatment, storage, or disposal sites used by ATG. This liability potentially extends to off-site storage and disposal facilities used by ATG, any facilities owned by ATG for treatment and storage of low-level mixed waste, and releases at a customer's facility caused by ATG. Because our customers also face the same type of liabilities, CERCLA and SARA create incentives for our potential customers to avoid off-site treatment and disposal of hazardous substances in favor of on-site treatment and recycling.

  The radioactive and hazardous components of low-level mixed waste are governed by separate sets of laws and regulations discussed above. The radioactive component is governed by the AEA and is regulated by the Department of Energy for waste at Department of Energy facilities and by the Nuclear Regulatory Commission for commercially generated waste. The hazardous waste component is governed by RCRA, CERCLA, and/or TSCA, and is regulated by the EPA, and by the laws of the individual states. ATG designs its treatment and processing systems for low-level mixed waste and hazardous waste with the goal of minimizing the potential for release of hazardous substances into the environment. In addition, we have developed plans to manage and minimize the risk of CERCLA or RCRA liability, including the training of operators, use of operational controls and structuring of its relationships with the entities responsible for the handling of waste materials and by-products.

  The Clean Air Act of 1970 imposes strict requirements upon owners and operators of facilities and equipment which emit pollutants into the environment, including incinerators. Although we believe that our waste treatment systems effectively trap most particulates and generally prevent hazardous emissions from being released into the environment, we are required to secure additional permits from local authorities responsible for implementing the Clean Air Act.

  TSCA provides the EPA with the authority to regulate various types of commercially produced chemical substances. TSCA also established a comprehensive regulatory program for polychlorinated biphenyls, commonly referred to as PCBs, which is analogous to the RCRA program for hazardous waste.

  Other federal, state, and local environmental, health and safety requirements may also be applicable to our business. For example, the federal Occupational Safety and Health Act imposes requirements designed to protect the health and safety of workers, and the Nuclear Regulatory Commission has set regulatory standards for worker exposure to radioactive materials. In addition, the requirements of various other statutes, including the Federal Facilities Compliance Act of 1992 and the Uranium Mill Tailings Radiation Control Act, may create opportunities for additional use of our services.

  Licensing Processes Applicable to Treatment Facilities for Low-Level Radioactive Waste and Low-Level Mixed Waste. The process of applying for and obtaining the licenses and permits necessary to operate a radioactive waste treatment facility is lengthy and complex. The basic requirement is to obtain a radioactive materials license from the state in which the facility is to be located. The first step in this process is securing site and land use designation approval from local authorities. Most local authorities require a public hearing before a land use designation approval is granted. Due to public concern about the safety of radioactive material handling, the initial site approval step is often the most difficult. Upon site approval, the applicant must submit an application to the NRC or the state's nuclear regulatory agency if the state has signed an agreement to implement the NRC's regulations. This stage of the process may take two years or longer, and in some cases, may result in denial of a license. If the applicant intends to use a thermal treatment method at its site, then additional permits would be needed from the local authorities responsible for implementing the Clean Air Act regulations. The process for approving a thermal treatment method will generally include public hearings, environmental assessments and numerous interactions with regulators to resolve licensing and permitting issues.

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

  We initiated the mixed waste licensing process for our Richland facilities in 1995 and commenced non-thermal mixed waste treatment there in the fourth quarter of 1999. In March of 1995, the company submitted a siting application to the Washington State Department of Ecology. After conducting two different public hearings, WDOE approved our siting application in December of 1995. Immediately after procuring this approval, ATG submitted a RCRA Part A and Part B permit application to WDOE for an integrated waste treatment plant utilizing stabilization, macro-encapsulation, physical extraction and other non-thermal treatment processes. In 1996, the application was amended to include the processing of mixed wastes using the GASVIT thermal treatment technology. A copy of the application was also submitted to the EPA for a joint EPA/WDOE permitting process covering PCBs under TSCA regulation. Currently, the regulatory authorities are allowing ATG to process contracted waste streams as we prepare for demonstration testing. We presently anticipate completion of our thermal demonstration testing during 2001.

  We are required to obtain a radioactive waste import permit from the NRC when we are engaged in the business of treating low-level radioactive waste and low-level mixed waste received from foreign generators at our fixed facilities.

Employees

  At December 31, 2000, ATG employed 353 full-time employees. To date, ATG has been successful in attracting and retaining qualified managerial and technical personnel, although we cannot assure you that this success will continue.

  At December 31, 2000, 132 of our employees were represented by labor unions under collective bargaining agreements. We cannot predict whether any of our employees who currently are not represented by unions will elect to be so represented in the future. We consider our relations with our employees to be good and have never experienced a work stoppage or strike.

Factors Affecting Future Operating Results

  ATG's business is subject to the following risks and uncertainties, in addition to those described elsewhere.

  We are in default under one of our credit facilities; as a result, our lenders could at any time elect to accelerate repayment of all amounts owed under the credit facilities. ATG is in violation of a requirement under one of its credit facilities to make a mandatory paydown of approximately $5,750,000 by June 30, 2000, is late in paying interest amounts in the last quarter of 2000 totaling $765,443, late in paying interest amounts in the first quarter of 2001 totaling $715,634, late in paying fee amounts in the last quarter of 2000 totaling $60,035, and late in paying a letter of credit fee amount in the first quarter of 2001 totaling $218,640 due under its credit facilities, and is in violation of financial covenants in the credit facility agreements. ATG also was unable to pay a $1,500,000 short-term loan from an individual lender that was originally due on October 5, 2000 and was subsequently extended to December 15, 2000. ATG is seeking to obtain an extension of the December 15, 2000 due date, but to date has not obtained this extension. ATG will not be able, without obtaining concessions from its banks or obtaining new financing, to make the mandatory $5,750,000 paydown, to bring its interest payments current, to comply with current financial covenants in the credit facility agreements or to repay its $1,500,000 loan. At any time ATG's lenders could elect to enforce their rights and remedies under the credit facilities agreements to accelerate
repayment of all amounts owed.   ATG does not have the funds to repay all its
loans if the lenders accelerate repayment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  We may not be able to continue as a going concern if our lenders elect to accelerate the payment of indebtedness under our credit facilities. Since we do not currently have sufficient funds to repay all of our indebtedness under our credit facilities, we may not be able to continue as a going concern if our lenders elect to accelerate payment under the credit facilities. In that case, we would likely become insolvent and subject to voluntary or involuntary bankruptcy proceedings, and the value of our equity securities would likely be significantly diminished. The report of our independent auditors appearing in this report includes a "going concern" qualification.

  If we cannot raise additional capital, we may not be able to implement and complete testing of our Richland, Washington mixed waste facility, pay-off our debts, meet our business expenses, or otherwise implement our business plan. We believe that ATG will need additional financing for working capital and capital
expenditure requirements in order to implement its long-term business plan.   If
we are not successful in raising additional working capital we may not be able to implement and complete thermal demonstration testing of our Richland, Washington mixed waste facility which is currently scheduled for testing in 2001 and to make mandatory paydowns and payoffs of loans currently due or which will be due in 2001. Our working capital deficit as of December 31, 2000 is $35.2 million, a decrease of $38.5 million from working capital of $3.3 million at December 31, 1999. The working capital excludes restricted cash of $16.0 million and accounts payable of $3.5 million at December 31, 1999, that are
exclusively for the construction of ATG's Richland, Washington facility.   If we
are not successful in raising additional capital, we may need to curtail or scale back our planned operation of this facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  We have experienced a downward trend in our revenue and net income for fiscal 2000. To date, we have experienced a downward trend in revenue and net income for fiscal 2000 compared to fiscal 1999, and those trends will continue if we cannot generate significant additional revenues in our Oak Ridge, Tennessee and Richland, Washington facilities. ATG recorded revenue of $41.7 million and a net loss of $25.5 million for the fiscal year ended December 31, 2000, compared to revenue of $60.7 million and net income of $5.2 million for 1999. The decrease in revenue and net income was principally due to a major shortfall in receipts from spent ion exchange resin at our Oak Ridge facility, a consolidation of our operations and workforce reduction at our Oak Ridge facility in the second quarter of fiscal 2000, the transition of our thermal waste processing system at our Oak Ridge facility to a more cost effective non-thermal resin decontamination process which commenced in the second quarter of fiscal 2000, and the plant write-off and abandonment expenses at our Oak Ridge facility in the fourth quarter of 2000. As a result of the restructuring of the Oak Ridge facility, ATG recorded a $500,000 inventory write-down charge to cost of revenue and a $1.9 million restructuring charge in the second quarter of fiscal 2000. During the fourth quarter of 2000, the Company completed a review of the Tennessee fixed facilities concerning the utilization of a modified Q-CEP thermal treatment system for the processing of specialty niche waste streams. Due to the prohibitive cost and the unknown prospect of success related to the proposed system modification, the Company formally abandoned the Q-CEP thermal treatment system during the fourth quarter of 2000 and recorded a non-cash asset impairment charge of $14.1 million. In addition, the Company recorded non-cash charges regarding the $1.4 million write-down of goodwill from its acquisition of the Q-CEP assets, a $307,000 maintenance supply inventory write-down that was charged to cost of revenue, and an $828,000 write-down of other assets. Furthermore, a charge of $1.2 million was recorded for processing and disposal of secondary waste associated with the shutdown of the Q-CEP facility, of which $1.0 million remains unpaid at December 31, 2000. The Q-CEP thermal treatment process was utilized for the treatment of ion exchange resins from nuclear power plants. The company is continuing the pursuit of its non-thermal resin decontamination technology for the treatment of ion exchange resins. Additionally, ATG has completed construction and is processing low level mixed waste steams as we prepare for demonstration testing in 2001 of our new thermal mixed waste facility in Richland, Washington. In the absence of significant revenue generation at these facilities, ATG will continue to experience this downward trend in revenue and net income for the foreseeable future.

     The book value and earnings per share of our common stock may be diluted significantly and the price of our common stock may also decline because of our current and future obligations to issue additional shares of common stock to the selling shareholders, holders of outstanding options and warrants, and purchasers in future equity financings. Under agreements with the selling shareholders, ATG is currently required to issue a total of 578,875 shares and may be required to issue up to a maximum of 1,059,300 shares of common stock to the selling shareholders without payment of additional consideration. ATG may also be required to issue up to a maximum of 2,050,632 additional shares of common stock to three of the selling shareholders pursuant to the terms of an agreement with these three selling shareholders should the average closing price of ATG's stock for the 30 trading days prior to November 1, 2001 be less than $2.00 per share. The issuance of these additional shares, including the shares that may be issued should ATG's stock fall below $2.00 for the 30 trading days prior to November 1, 2001, will have a dilutive effect. ATG may further be required to issue up to a total of 1,530,000 shares of common stock upon the exercise of outstanding warrants and options, which on December 31, 2000 had a weighted average exercise price of $4.03 per share. The dilution of net tangible book value per share as of December 31, 2000 assuming all the outstanding warrants and options are exercised is $0.15. The dilution of net tangible book value per share as of December 31, 2000 assuming the issuance of the 3,109,932 maximum amount of additional shares that may be owing to all of the selling shareholders is $0.28. Additionally, because of existing defaults on our credit facility and the need to complete demonstration testing at a cost of approximately $2 million, we will likely be required to raise significant additional financing in the near future through the sale of equity securities, which could have a further dilutive effect.

     We may not be able to comply with all of the environmental and other regulatory requirements applicable to our business, which could prevent us from operating our business according to our business plan. If we fail to timely obtain, or to comply with the conditions of applicable federal, state and local governmental licenses, permits or approvals for our waste treatment facilities and services, we could be prevented from operating our facilities and providing
services, resulting in a significant loss of revenue.   We are required to
complete our thermal demonstration testing to receive approval to become fully operational at our processing facility for low-level mixed waste in Richland, Washington. We are scheduled to conduct demonstration testing in 2001. The cost to complete this testing is approximately $2 million. ATG currently does not have the funds to complete demonstration testing. ATG must acquire the $2 million from additional equity or debt financing or from a government funded research and development program at the Department of Energy. Currently, the regulatory authorities are allowing ATG to process contracted waste streams as we prepare for demonstration testing. The regulatory agencies allow up to 720 hours, or with an extension, up to 1440 hours, of waste stream processing prior to demonstration testing. After completion of these 720 hours, or 1440 hours if an extension has been granted, ATG will no longer be able to process contracted waste streams at our Richland facility without successful completion of demonstration testing. ATG is targeting three months or approximately until June 2001, to complete the initial 720 hours, and may request an extension for an additional 720 hours from the regulatory agencies. To date, ATG has processed approximately 310 hours of contracted waste streams. Once thermal demonstration testing of the Richland facility has commenced, if our thermal processing systems do not meet governmental standards, this would delay or prevent this facility from becoming operational for thermal decontamination of mixed waste, resulting in a loss of significant revenue potential at this facility. In addition, licenses, permits and approvals for our existing, operational facilities and services are subject to revocation or modification under a variety of circumstances. As our business expands and as we introduce new technologies, we will be required to obtain additional operating licenses, permits or approvals. We may also be required to obtain additional operating licenses, permits or approvals if new environmental legislation or regulations are enacted or existing legislation or regulations are amended, reinterpreted or enforced differently than in the past. Any new governmental requirements that raise compliance standards may require us to modify our waste treatment technologies to conform to more stringent regulatory requirements. We may not be able to continue to comply with all of the environmental and other regulatory requirements applicable to our business.

  We may not be able to grow our business if we cannot develop commercially viable technologies for treatment of wastes in a manner which is responsive to our clients' requirements. Our future growth is dependent upon our ability to implement our technologies for the treatment of low-level radioactive waste, low-level mixed waste and other waste, particularly our vitrification technologies and technologies for treatment of ion exchange resin waste streams, in a manner which makes them commercially viable and responsive to our clients' requirements. Our technologies for treatment of waste compete with other technologies, as well as with more traditional treatment, storage and disposal alternatives. Our success depends on our ability to convince our clients that our vitrification and related technologies are at least as cost-effective as other waste treatment or waste disposal methods. Furthermore, our ability to comply with the terms of our contracts will affect whether clients will continue to utilize our technologies. For example, our contract for treatment of low-level mixed waste with the Department of Energy's Hanford Reservation requires us to obtain all of the required licenses, permits and approvals for, and to build and place in operation, our treatment facility for low-level mixed waste by November 10, 2000. Before ATG can acquire all required licenses, permits and approvals for the facility and place this facility in permanent operation, it must complete demonstration testing of the facility. Demonstration testing is scheduled to be completed in 2001. The Department of Energy has been notified of the schedule for completion of demonstration testing and ATG's violation of the November 10, 2000 deadline. To date, the Department of Energy has not notified ATG of any corrective actions nor has ATG obtained a waiver of this violation. On March 15, 2001, ATG received $1.9 million from the Department of Energy under the Hanford contract. Approximately 42% of the $1.9 million was for previously processed waste and 58%, or $1.1 million, was for on-site receipt of waste for future thermal processing. If ATG fails to process this waste, it would be obligated to return the $1.1 million. Additionally, should ATG be unable to process future waste received by the Department of Energy under the Hanford contract, or otherwise fail to satisfy the terms of the Hanford contract, ATG could suffer material losses.

  A substantial relaxation of the requirements of compliance with environmental laws or a substantial reduction of enforcement activities by governmental agencies would reduce the demand for our services. In excess of 90% of our revenues are generated as a result of requirements arising under federal and state laws, regulations and programs related to protection of the environment. If the requirements of compliance with environmental laws and regulations were substantially relaxed in the future or were less vigorously enforced, particularly those relating to the transportation, treatment, storage or disposal of low-level radioactive waste, low-level mixed waste, or other wastes, the demand for our services would decrease, and our revenues would be significantly reduced.

  The cancellation or modification of our government contracts or a reduction in
government funding could significantly reduce our revenues.   Our government
contracts are generally subject to cancellation or modification at the sole option of the government at any time, to annual funding limitations and public sector budget constraints and, in many cases, to actual delivery orders being released. Any cancellation or modification of our federal government contracts could result in a significant reduction in our revenues. Efforts to reduce the federal budget deficit and reduce government appropriations could adversely affect the availability and timing of government funding for the cleanup of Department of Energy, Department of Defense and other federal government sites resulting in cancellations, modifications or reductions in the government contracts for the restoration of clean-up sites with ATG, and a consequential reduction in ATG's revenues. The percentage of ATG's revenues attributable to federal government contracts for the fiscal years ending 1998, 1999 and 2000 are 55%, 27%, and 30% respectively.


  We are subject to fines and penalties if we fail to comply with the requirements of government contracts. As a provider of services to federal and other government agencies, we must comply with government contracting requirements which are complex, highly technical and subject to varying interpretations. If we fail to comply with governmental contracting requirements, the government could impose on us fines and penalties for failure to follow procurement integrity and bidding rules and employing improper billing practices or otherwise failing to follow prescribed cost accounting standards, including disqualification from future government contract projects for a significant period of time. We have been, and expect to be in the future, the subject of audits, and may in the future be subject to investigations, by government agencies regarding our compliance with government contracting requirements.


  Fluctuations in quarterly results due to seasonal factors may cause our operating results to fail to meet analysts' and investors' expectations, which could cause the price of our common stock to decline. Our revenue is dependent on our contract backlog and the timing and performance requirements of each contract. Our revenue is also affected by the timing of our clients' planned remediation activities and need for waste treatment services, which generally increase during the third and fourth quarters based largely on weather conditions. Due to this variation in demand and resulting fluctuation in quarterly results, future quarterly operating results may not meet the expectations of securities analysts and investors which could result in the decline in the price of our stock.


  If we fail to manage our growth effectively, our financial, operational and managerial resources may be inadequate. Our rapid growth has placed, and any future growth may place, significant demands on our financial resources and to a lesser extent, our operational and managerial resources which could impact the timing and operation of waste treatment facilities. We have had and continue to have substantial working capital deficits as a result of the strain on our financial resources due to our rapid growth. These working capital deficits may impact the timing and our ability to successfully implement the operation of our waste treatment facilities in Richland, Washington and Oak Ridge, Tennessee.
Our growth has increased significantly since 1994, when we experienced a significant increase in the number and size of contracts awarded. In December 1998, we acquired new business lines that contributed to increased growth in 1999. Also in 1999, we began construction of our new Richland, Washington facility for processing of low-level mixed waste that is anticipated to contribute to increased growth in 2001 and beyond. In the second quarter of fiscal 2000 at our Oak Ridge, Tennessee facility, we discontinued our Q-CEP thermal process for decontaminating resin and are replacing it with a more cost effective non-thermal resin decontamination process which has a greater long-term commercial viability.


  Our facilities may be shut down due to equipment failure or failure to comply
with government regulations, which could significantly reduce our revenues.   If
any of our principal waste treatment systems were to be shut down for any appreciable period of time, because of either equipment breakdown or regulatory action in response to an alleged safety or other violation of the terms of the licenses under which we operate, our revenues could be significantly reduced. Not only could we lose revenues from shut downs, but we could also lose potential revenues from future contracts if we could not bid for contracts successfully because the waste treatment systems at our fixed facilities did not perform consistently in conformance with safety and other requirements. Our fixed facilities are subject to frequent routine inspections by the regulatory authorities issuing the licenses. Our SAFGLAS(TM) system was shut down from September 5 to September 28, 1999 due to an equipment failure, resulting in business interruption losses and property damage of $2.7 million, of which to date only $829,000 has been reimbursed by insurance. We have experienced other shutdowns of our facilities for short periods of time in the past.


  We face competition from companies with greater resources and potentially more
cost-effective waste treatment solutions.   Any increase in the number of
licensed commercial treatment facilities or disposal sites for low-level radioactive waste or low-level mixed waste in the United States, or any decrease in the treatment or disposal fees charged by the facilities or sites, could reduce the competitive advantage of ATG's treatment technologies. The market for radioactive and hazardous waste management services is highly competitive and we face competition in our current and planned business lines from both established domestic companies and foreign companies attempting to introduce European waste treatment technologies into the United States.


  Risks associated with foreign markets could impede our planned expansion into the Pacific Rim. A key component of our long-term business plan is to expand our business into select Pacific Rim markets, which requires that we or our strategic alliance partners be able to market our technologies or services successfully in foreign markets. However, our expansion into the Pacific Rim region could be delayed or prevented by various risks which are inherent in foreign operations, including general economic conditions in each country, varying regulations applicable to our business, seasonal reductions in business activities, fluctuations in foreign currencies or the U.S. dollar, expropriation, nationalization, war, insurrection, terrorism and other political risks, the overlap of different tax structures, risks of increases in taxes, tariffs and other governmental fees and involuntary renegotiation of contracts with foreign governments.

  A loss on one or more of our larger contracts could significantly reduce our revenues. If ATG is unable to accurately calculate or integrate the cost of performing a large, multi-year contract in its contract bid and the costs are understated significantly, ATG would likely incur a loss which would significantly reduce our revenues. ATG increasingly pursues large, governmental and private sector, multi-year contracts as a method of achieving more predictable revenue, more consistent utilization of equipment and personnel, and greater leverage of sales and marketing costs. The government contracts in particular are usually awarded as a result of a competitive bidding process requiring ATG to estimate and accurately predict its cost of performance. These large contracts impose significant risks if actual costs are higher than those estimated by ATG at the time of bid.


  If we were to lose any of three pending civil actions against us, including a wrongful death action, we might become subject to a potentially large damage award. ATG is a defendant in a pending wrongful death civil action seeking damages in excess of $8 million, including exemplary damages of $5 million, for the death of an employee of a scrap metal dealer who died as a result of an exploding piece of ordnance. The action alleges that ATG's sub-contractor supplied the ordnance to the scrap dealer. A second lawsuit seeking damages of $200,000 was filed by three other persons alleging physical injuries and emotional distress caused by the accident. A third lawsuit seeking damages of $1,200,000 was filed by the property owner where the explosion occurred alleging business interruption and property damage. ATG is a named defendant in the second and third actions as well.

  If we fail to maintain a Nasdaq listing for our common stock, it will become more difficult for owners of our common stock to dispose of their shares. Our common stock is presently traded on the Nasdaq National Market. If we fail to maintain our listing for our common stock, and no other exclusion from the definition of "penny stock" under the Exchange Act of 1934 is available, then any broker engaging in a transaction in our securities would be required to provide any customer with a risk disclosure document and the compensation of the broker-dealer in the transaction and monthly account statements showing the market values of ATG's securities held in the customer's accounts. If brokers become subject to the "penny stock" rules when engaging in transactions in our securities, they may become less willing to engage in the offer and sale of our securities. This, in turn, may make it more difficult for owners of our common stock to dispose of their shares.


Item 2. Properties

  ATG's principal properties, all of which are owned by ATG, are located in Richland, Washington, Oak Ridge, Tennessee, Columbia, South Carolina and Aiken, South Carolina, and occupy 45, 12, 16, and 30 acres, respectively. The facilities sited on the Richland property presently consist of 17 buildings, covering an area of approximately 166,000 square feet, devoted to ATG's existing operations for treatment of low-level radioactive waste and existing and future operations for treatment of low-level mixed waste. The facilities located on the Oak Ridge property consist of a 40,000 square foot building devoted to resin treatment operations for low-level radioactive waste, a 6,000 square foot office building, and several modular office buildings. The Columbia property includes a 10,000 square foot building that is principally used for storage and maintenance of equipment used in wet waste treatment. Our Aiken property has not been developed to date.

  In addition, ATG leases facilities in Fremont, California consisting of a 40,000 square foot corporate office building and a storage area for low-level radioactive waste and two approximately 4,000 square foot project management offices in Oak Ridge, Tennessee. The Fremont facilities are leased on a month-to-month basis and the Oak Ridge premises are occupied pursuant to leases which expire in August 2000 with three one-year extensions available.

  Our Oak Ridge property is encumbered by a first mortgage securing our payment of a $401,000 promissory note held by Suntrust Bank. The Suntrust note provides for an interest rate of 8.125% per annum, a maturity date of July 2006, monthly payments of principal and interest of $4,900 and a balloon payment at maturity. As of January 10, 2001, the principal balance secured by the mortgage on the Oak Ridge property is approximately $367,000. There are no encumbrances on ATG's Columbia or Aiken, South Carolina properties.

  We believe that our existing and planned facilities will support our operations for the foreseeable future and are adequately covered by insurance.

Item 3. Legal Proceedings

  In June 1992, ATG entered into a contract with the U.S. Army under which ATG acted as the prime contractor to "surface clear" expended ordnance from a firing range at Fort Irwin, California. In March 1997, a piece of ordnance exploded on the premises of a scrap metal dealer in Fontana, California. An employee of the scrap dealer died in the accident. Although the scrap dealer had purchased expended ordnance and other military scrap metal from a number of military facilities, including Fort Irwin, the scrap dealer indicated that the ordnance which exploded was purchased from Fort Irwin. The U.S. Army contended that a subcontractor to ATG on the Fort Irwin contract had improperly certified ordnance cleared from the Fort Irwin firing range as free of hazardous and explosive material prior to the sale of ordnance to the scrap dealer. As a result, the U.S. Army terminated the Fort Irwin contract for default, and demanded repayment from ATG of alleged reprocurement costs totaling $945,000. ATG believes it fully complied with the terms of the Fort Irwin contract and applicable laws and regulations and challenged the default termination in an action against the U.S. Army filed in the Court of Federal Claims in July 1997. In July 1998, the U.S. Army and ATG settled the matter. The termination for default was rescinded and ATG agreed to no longer bid on surface-clearing work at active U.S. Army firing ranges.


  In connection with the accident, in March 1998 a wrongful death civil action was filed in San Bernardino County Superior Court against the subcontractor, a supervisory employee of the subcontractor, the owners of the premises occupied by the scrap dealer, and ATG, seeking damages in excess of $8 million, including exemplary damages of $5 million. A second action was filed at the same time in San Bernardino County Superior Court against the same defendants by three other persons alleging physical injuries and emotional distress caused by the accident. The parties in the second action are seeking general damages subject to proof estimated to be in the amount of $200,000. A third action was also filed in San Bernardino County Superior Court against the same defendants by the property owner where the accident occurred asserting business interruption and property damage caused by the accident in the amount of $1,200,000. ATG has tendered the defense of each of these actions to its insurance carrier, which is presently handling the matters for ATG, and we intend to vigorously contest all of the claims asserted in these actions. We believe that we acted properly with respect to the Fort Irwin contract, and that we should not be liable for the injuries caused by the accident. We also intend to seek indemnification from the subcontractor for the full amount of any costs, damages and liabilities that we may incur in connection with or as a result of these lawsuits. The subcontractor has advised ATG that the subcontractor's comprehensive general liability insurance policy covers the claims asserted against the subcontractor, and that the policy coverage limit is $7 million per occurrence. Although we believe that all of the claims asserted against ATG are without legal merit, the outcome of these lawsuits is uncertain. Any judgment of liability against ATG, especially to the extent damages exceed or are not covered by insurance or are not recoverable by ATG from the subcontractor, could have a material adverse effect on our business, financial condition and results of operations.

  From time to time we are a party to litigation or administrative proceedings relating to claims arising from our operations in the normal course of business. Management, on the advice of counsel, believes that the ultimate resolution of litigation currently pending against ATG is unlikely, either individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.


Item 4. Submission of Matters To a Vote of Security Holders

  No matters were submitted to a vote of shareholders during the fourth quarter of ATG's 2000 fiscal year.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Our common stock is traded on the Nasdaq National Market under the symbol "ATGC". The following table sets forth, for the periods indicated, the high and low sales prices of the common stock (as reported by Nasdaq):

            2000                     HIGH                LOW
            ----                     ----                ---
      First Quarter 2000            $ 6 1/4            $ 4  1/8
      Second Quarter 2000           $ 4 5/16           $ 2
      Third Quarter 2000            $ 2 5/8            $ 1  1/2
      Fourth Quarter 2000           $ 1 7/8            $   21/32

            1999                     HIGH                LOW
            ----                     ----                ---
      First Quarter 1999            $ 10               $ 6  1/8
      Second Quarter 1999           $  8 1/2           $ 6  1/2
      Third Quarter 1999            $  7               $ 4  9/16
      Fourth Quarter 1999           $  5 3/4           $ 4

   As of April 2, 2001, there were 158 record, and over 1,800 beneficial, holders of ATG's Common Stock. ATG has never declared or paid a cash dividend on its Common Stock and is at present restricted from paying any such dividends by the terms of its existing line of credit facility. ATG currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data (in Thousands, Except Per Share
        Data)

  The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         Years Ended December 31,
                                                2000      1999      1998     1997      1996
                                              --------   -------   -------  -------   -------
Statement of Operations Data (1):
Revenue...................................... $ 41,672   $60,662   $35,900  $19,107   $18,235
Cost of revenue..............................   28,599    36,359    19,816   11,172    11,082
                                              --------   -------   -------  -------   -------
Gross profit.................................   13,073    24,303    16,084    7,935     7,153
Sales, general and administrative expenses...   19,581    14,685     7,952    7,020     6,656
Restructuring charge.........................    1,900        --        --       --        --
Plant write-off and abandonment expenses.....   17,510        --        --       --        --
                                              --------   -------   -------  -------   -------
Operating income/(loss)......................  (25,918)    9,618     8,132      915       497
Other income.................................    1,261        --        --       --        --
Interest income (expense), net...............   (2,786)     (996)      173       58        13
                                              --------   -------   -------  -------   -------
Income/(loss) before income taxes............  (27,443)    8,622     8,305      973       510

Income tax expense (benefit).................   (1,899)    3,449     3,156      (45)        2
                                              --------   -------   -------  -------   -------
Net income/(loss)............................ $(25,544)  $ 5,173   $ 5,149  $ 1,018   $   508
                                              ========   =======   =======  =======   =======
Net income/(loss) per share (2)
Basic........................................   $(1.65)    $0.37     $0.40    $0.09
Diluted......................................   $(1.65)    $0.35     $0.38    $0.08
Weighted average shares outstanding (2)
Basic........................................   15,494    14,048    12,975   11,516
Diluted......................................   15,494    14,596    13,698   12,284

                                                             December 31,
                                          -----------------------------------------------
                                            2000       1999     1998(5)  1997      1996
                                          --------   --------  -------  -------   -------
Balance Sheet Data (1):
Working capital (3).....................  $(35,239)  $  3,320  $(6,555) $  (151)  $ 4,333
Total assets............................   120,301    136,079   87,769   37,227    26,976
Total long-term debt (4)................    34,413     56,595   11,246    6,202     2,930
Mandatorily redeemable preferred stock..        --         --       --   19,416    16,319
Total shareholders' equity..............    26,317     46,658   40,745      296       630

(1) See Note 3 of Notes to Consolidated Financial Statements for a discussion of the acquisition and abandonment of significant assets and businesses. The acquisition was completed December 1, 1998.
(2) See Note 2 of Notes to Consolidated Financial Statements--Computation of Net Income Per Share. Historic net income (loss) per share and net income
     (loss) available to common shareholders have not been presented in Statement of Operations Data since such amounts are not deemed meaningful due to the automatic conversion immediately prior to the closing of the initial public offering of the Company's Common Stock in May 1998 of all shares of preferred stock issued by the Company and ATG Richland Corporation, a subsidiary of the Company. Historic net income (loss) per share for the fiscal years ended December 31, 1996 and 1997 was $(0.10) and $(0.06), respectively. Net income (loss) available to common shareholders for the fiscal years ended December 31, 1996 and 1997 was $(780) and $(451), respectively.
(3) At December 31, 1999, working capital of $3.3 million excluded restricted cash of $16.0 million and accounts payable of $3.5 million that are exclusively for the construction of the Company's Low Level Mixed Waste facility. The decrease in working capital at December 31, 2000 is due in part to the reclassification of $23.75 million of long-term debt to short-term borrowing pursuant to the lender's credit facility forbearance and consent agreement with ATG, dated June 1, 2000, the collection of accounts receivable that were used to fund operations, and the increase of accounts payable from the completion of the low-level mixed waste facility in Richland, Washington.
(4) See Note 9 of Notes to Consolidated Financial Statements for a discussion of long-term debt.

(5) See Note 1 to the financial statements regarding restatement of 1998 financial statement results. Working capital and total assets have been revised to reflect the restatement.


                Financial Results by Fiscal Quarter (Unaudited)
           (all dollar amounts in thousands, except per share data)

                                                       Three Months Ended
                             ------------------------------------------------------------------------
                             Mar. 31  June 30  Sep. 30  Dec. 31  Mar. 31  June 30   Sep. 30   Dec. 31
                              1999     1999     1999     1999     2000     2000      2000      2000
                             -------  -------  -------  -------  -------  -------   -------  --------
Revenue..................... $12,944  $16,060  $16,617  $15,041  $11,103  $11,120   $10,823  $  8,626
Gross Profit................   5,202    6,252    6,160    6,689    4,416    3,434     4,355       868
Net income (loss)...........   1,110    1,694    1,404      965        6   (1,650)       72   (23,972)
Net income (loss) per share.
Basic.......................    0.08     0.12     0.10     0.07     0.00    (0.12)     0.00     (1.42)
Diluted.....................    0.08     0.12     0.10     0.07     0.00    (0.12)     0.00     (1.42)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Overview

  ATG is a radioactive and hazardous waste management company that offers comprehensive treatment solutions for low-level radioactive waste, low-level mixed waste, and other waste generated by the U.S. Department of Defense, the U.S. Department of Energy and commercial entities including, nuclear power plants, medical facilities and research institutions. ATG principally derives its revenue from the waste treatment operations of its Fixed Facilities Group and the on-site remediation services of its Field Engineering Group. ATG currently focuses a significant portion of its business on SAFGLAS(TM) vitrification of low-level radioactive waste and on its business interests in Tennessee for treating ion exchange resins and on processing of low-level mixed waste. During the quarter ended June 30, 1999, ATG's permit application for its low-level mixed waste processing facility in Richland, Washington was granted, and in the quarter ended September 30, 1999, we began construction of this processing facility. ATG commenced non-thermal processing and thermal processing of low-level mixed waste at this facility in late December 1999 and late December 2000, respectively.

  During the quarter ended June 30, 2000, the Company announced and completed a restructuring plan, which included a workforce reduction of approximately 110 employees at its Tennessee facilities. The plan was primarily aimed at improving cost efficiencies and waste treatment processes. The Company recorded a $500,000 maintenance supply inventory write-down and a restructuring charge of $1.9 million which included non cash charges of $800,000 for equipment taken out of service and abandoned. During the fourth quarter of 2000, the Company completed a review of the Tennessee fixed facilities concerning the utilization of a modified Q-CEP thermal treatment system for the processing of specialty niche waste streams. Due to the prohibitive cost and the unknown prospect of success related to the proposed system modification, the Company formally abandoned the Q-CEP thermal treatment system during the fourth quarter of 2000 and recorded a non cash asset impairment charge of $14.1 million. In addition, the Company recorded non cash charges regarding the $1.4 million write-down of goodwill from its acquisition of the Q-CEP assets, a $307,000 maintenance supply inventory write-down that was charged to cost of revenue, and an $828,000 write-down of other assets. Furthermore, a charge of $1.2 million was recorded for processing and disposal of secondary waste associated with the shutdown of the Q-CEP facility, of which $1.0 million remains unpaid at December 31, 2000. The Q-CEP thermal treatment process was utilized for the treatment of ion exchange resins from nuclear power plants. The Company is continuing the pursuit of its non-thermal resin decontamination technology for the treatment of ion exchange resins. See the section entitled "Comparison of Years Ended December 31, 2000 and 1999 -- Results of Operations -- Revenue and Net Income" for further discussion.

  The U.S. government represented approximately 30%, 27%, and 55% of ATG's total revenue for the years 2000, 1999, and 1998, respectively. Revenue from commercial entities, primarily nuclear power plants, industrial concerns and medical and research institutions, has increased in recent years and represents an increasing portion of ATG's business. Revenue from waste treatment processing is generally recognized upon the substantial completion of the waste treatment process. Field engineering services are provided under fixed price, cost plus or unit price contracts. Revenue from fixed price and cost plus contracts is recognized utilizing the percentage of completion method of accounting; revenue from unit price contracts is recognized as the units are processed and completed. Revenue also includes non-refundable fees received under the terms of technology transfer agreements.

  Gross profit percentages reflect the mix of ATG's business, which varies from time to time. Gross profit margins are generally higher for processing radioactive waste, while margins on nonradioactive waste projects generally are lower. In 2000, we focused a significant portion of our business on SAFGLAS(TM) vitrification of low-level radioactive waste, the construction completion of our low-level mixed waste thermal processing facility, and on the restructuring of our Tennessee business interests. During 2001, our focus for the low-level mixed waste thermal processing facility has changed to ramping up production and the completion of demonstration testing of the facility's processes. In 1999, we focused a significant portion of our business on SAFGLAS(TM) vitrification of low-level radioactive waste, on the newly acquired Tennessee business interests and processing of low-level mixed waste. During 1998 we focused a significant portion of our business on SAFGLAS(TM) vitrification of low-level radioactive waste.

  ATG operates its fixed facilities under regulation of, and licenses and permits issued by, various federal, state and local agencies. We cannot assure you as to the successful outcome of any pending licensing and permitting efforts. The licensing and permitting process is subject to regulatory approval, time delays, community opposition and potentially stricter governmental regulation. Our inability to obtain licenses or permits on a timely basis, delays or changes in facility construction programs or the cancellation of pending projects could have a material adverse effect on our financial condition and results of operations.

  ATG has historically relied upon the integration of proven technologies with ATG's know-how and processes, and has not incurred significant levels of research and development spending. Most of the research and development activities conducted to date have related to the design and construction of our fixed operating facilities, particularly in connection with the SAFGLAS(TM) system. We anticipate that our research and development efforts will continue to be moderate and that the costs associated with future research and development will not be material to our results of operations.

  ATG increasingly pursues multi-year and longer term contracts as a method of achieving more predictable revenue, more consistent utilization of equipment and personnel, and greater leverage of sales and marketing costs. ATG currently focuses on large, multi-year site-specific and term contracts in the areas of treatment of low-level radioactive waste and low-level mixed waste, environmental restoration and D&D. In recent years we have been awarded a number of large government term contracts which, in most cases, require several years to complete. These government term contracts are subject to cancellation, delay or modification at the sole option of the government at any time, to annual funding limitations and public sector budget constraints and, in many cases, to actual delivery orders being released. These projects, which may create an opportunity for ATG to realize margins higher than on other types of contracts, also impose heightened risks of loss if, for example, actual costs are higher than those estimated at the time of bid. A loss on one or more of these larger contracts could have a material adverse effect on our financial condition and results of operations. In addition, failure to obtain, or delay in obtaining, targeted large, multi-year contracts could result in significantly less revenue to ATG than anticipated.

Results of Operations

  The following table sets forth a portion of the statement of operations data as a percentage of total revenue for the periods indicated:

                                                  Years Ended December 31
                                                ---------------------------
                                                2000       1999       1998
                                                -----      -----      -----
Revenue                                         100.0%     100.0%     100.0%
Cost of revenue                                  68.6       59.9       55.2
                                                -----      -----      -----
Gross profit                                     31.4       40.1       44.8
Sales, general and administrative expenses       47.0       24.2       22.2
Restructuring charge                              4.6         --         --
Plant write off and abandonment expenses         42.0         --         --
                                                -----      -----      -----
Operating income                                (62.2)      15.9       22.6
Other income (loss)                               3.0         --         --
Interest income (expense), net                   (6.7)      (1.6)       0.5
(Provision) benefit for income taxes              4.6       (5.7)      (8.8)
                                                -----      -----      -----
Net income (loss)                               (61.3)       8.5%      14.3%
                                                =====      =====      =====

Comparison of Years Ended December 31, 2000 and 1999

Results of Operations
---------------------

Revenue and Net Income/(loss). For the year ended December 31, 2000 revenue was $41.7 million, a decrease of $19.0 million, or 31%, from the $60.7 million recorded for 1999. ATG recorded a net loss of $25.5 million, or $1.65 per share for the fiscal year ended December 31, 2000, compared to net income of $5.2 million, or $0.35 per share fully diluted in 1999. The Fixed Facilities Group generated waste processing revenue of $33.3 million, a decrease of $13.6, compared to $46.9 million in 1999. The decrease in revenue is principally attributable to a major shortfall in spent ion exchange resin receipts at our facility in Oak Ridge, Tennessee. The facility processes spent ion exchange resins from nuclear power plants, reducing the volume of waste going to final disposal. The processed resin waste is disposed of at the Barnwell waste disposal site in South Carolina. The operator of the Barnwell site offered customers a very deep discount to dispose of the resins without volume reduction, prior to the sale of the Barnwell operations in May 2000. The deep discount program by the Barnwell disposal site was completed by the end of the second quarter of 2000. The second quarter of fiscal 2000 was the final quarter in which revenues are impacted by this deep discounted pricing due to South Carolina legislation that removes the site operator's ability to set pricing and places that authority with a multi-state appointed oversight board. During April 2000, we announced the consolidation of our Oak Ridge, Tennessee, operations and a workforce reduction of 110 employees. The announced workforce reduction was completed by the end of the second quarter of fiscal 2000. At the same time, ATG's Q-CEP thermal process was being replaced by a more cost effective non-thermal resin decontamination process. ATG's transition to the non-thermal resin decontamination process continued during the third and fourth quarters of fiscal 2000 and is anticipated to be completed in the first half of fiscal 2001. As a result of the restructuring, the Company during the second quarter of 2000 recorded a $500,000 maintenance supply inventory write-down and a restructuring charge of $1.9 million related to the plant consolidation and workforce reduction which included non cash charges of $800,000 for equipment taken out of service and abandoned. During the fourth quarter of 2000, the Company completed a review of the Tennessee fixed facilities concerning the utilization of a modified Q-CEP thermal treatment system for the processing of specialty niche waste streams. Due to the prohibitive cost and the unknown prospect of success related to the proposed system modification, the Company formally abandoned the Q-CEP thermal treatment system during the fourth quarter of 2000 and recorded a non cash asset impairment charge of $14.1 million. In addition, the Company recorded non cash charges regarding the $1.4 million write-down of goodwill from its acquisition of the Q-CEP assets, a $307,000 maintenance supply inventory write-down that was charged to cost of revenue, and an $828,000 write-down of other assets. Furthermore, a charge of $1.2 million was recorded for processing and disposal of secondary waste associated with the shutdown of the Q-CEP facility, of which $1.0 million remains unpaid at December 31, 2000. In addition, revenue and gross margin during the fourth quarter were negatively impacted by $2.8 million of waste receipts received during the quarter that were not processed by the Company's Richland, Washington processing facilities. The Richland facility experienced production capacity constraints due to the inability of acquiring the second batch processing unit (BPU) that was scheduled for installation during the fourth quarter. The Company anticipates that the unit will be installed during the second quarter of 2001. See section entitled "Gross Profit" for further discussion.

  Field Engineering Group revenue was $8.4 million, a decrease of $5.4 million, compared to $13.8 million during 1999. The decrease was due to a decrease in contract awards as the Company emphasized its focus on its Fixed Facilities Group.

Gross Profit. Gross profit for 2000 was $13.1 million, a decrease of $11.2 million, or 46%, compared to $24.3 million in 1999. Gross profit as a percentage of revenue decreased to 31% in 2000 compared to 40% in 1999. The gross profit percentage may change from year to year and is related to the varying mixes of business during these periods. Overall gross profit on waste processing services was 35% in 2000 compared to 49% in 1999. The percentage decrease is principally due to low-level radioactive waste thermal capacity constraints at the Richland, Washington facilities which caused a number of waste streams to be processed non-thermally resulting in increased waste disposal charges that unfavorably impacted gross profit. Gross margin during the fourth quarter and year 2000 were negatively impacted by waste receipts received during the quarter that were not processed by the Company's Richland, Washington processing facilities. The Richland facility experienced production capacity constraints due to the inability of acquiring the second batch processing unit (BPU) that was scheduled for installation during the fourth quarter. The Company anticipates that the unit will be installed during the second quarter of 2001. The Company has completed Phase II of an equipment upgrade at the Richland low-level radioactive waste thermal facility that was anticipated to bring increased capacity online at the end of the third quarter of fiscal 2000, but due to other equipment maintenance issues, the overall increased capacity was not achieved during the fourth quarter of 2000. The Phase II equipment upgrade is required for the installation of the anticipated second BPU. The percentage decrease in 2000 was further impacted by decreased utilization of the Tennessee fixed facilities as discussed previously under the section entitled "Revenue and Net Income." The fixed facilities operations generally have a larger percentage of fixed costs versus variable costs that result in increases in utilization favorably impacting gross profit while decreases in utilization unfavorably impact gross profit. The overall cost of revenue for waste processing services for 2000 was $21.6 million compared to $24.1 million for 1999. The decrease in costs is primarily attributable to the Tennessee plant consolidation and workforce reduction that resulted in a decrease in costs for labor, supplies, utilities, maintenance, and waste disposal expenditures.

  Overall gross profit on field service projects was 16% in 2000 compared to 11% in 1999. The principal reason for the percentage difference is the mix of projects and stage of completion as many projects were utilizing fewer subcontractor services in the current periods and the company's margin is typically higher for contract services provided by the company as compared to utilizing subcontractor services. The overall cost of revenue for field service
projects for 2000 was $7.0 million compared to $12.3 million for 1999.   The
decrease in costs is primarily attributable to a reduction in the volume of projects under contract that resulted in a decrease in costs for subcontracts, labor, material, equipment rental, and waste disposal expenditures.

Sales, General and Administrative Expenses. Sales, general and administrative expenses for 2000 were $19.5 million, an increase of $4.9 million, or 34%, compared to $14.6 million in 1999. Sales, general and administrative expenses for 2000 were 47% of revenue compared to 24% in 1999. The increase in spending from year to year is principally due to an increase in infrastructure at our Richland facility and includes general and administrative expense increases primarily attributable to labor, supplies, utilities, equipment rental, and depreciation. The increased infrastructure is required for ATG to meet its contractual obligations regarding the start-up of its mixed waste processing operations. In addition, the increased 2000 expenses include bad debt expense of $2.1 million compared to $1.4 million in 1999, and is primarily due to the uncertainty of collection regarding a claim for additional services rendered. The overall increase in sales, general and administrative expenses as a percentage of revenue is principally due to decreased utilization of the Tennessee fixed facilities as discussed previously under the section entitled "Revenue and Net Income."

Restructuring Charge. During April 2000, we announced the consolidation of our Oak Ridge, Tennessee, operations and a workforce reduction of 110 employees along with replacing our Q-CEP thermal process with a more cost effective non-thermal resin decontamination process. The announced workforce reduction was completed by the end of the second quarter of fiscal 2000 resulting in the company recording a $500,000 charge to cost of revenue for the write-down of the maintenance supply inventory, and a $1.9 million restructuring charge in the second quarter of fiscal 2000 that is comprised of plant consolidation costs of $408,000, workforce reduction costs of $692,000, and non-cash charges of $800,000 for equipment taken out of service. There was no remaining accrued liability at December 31, 2000. Actual termination benefits paid were $676,000 and the actual number of terminated employees was 100 as of December 31, 2000. Actual plant consolidation costs charged against the liability were $424,000 as of December 31, 2000 and consist of firm fixed minimum pricing for electricity, equipment rental contracts, and disposal site access fees that were not in use. See the section entitled "Revenue and Net Income" for further discussion.

Plant Write-off and Abandonment Expenses. During the fourth quarter of 2000, the Company completed a review of the Tennessee fixed facilities concerning the utilization of a modified Q-CEP thermal treatment system for the processing of specialty niche waste streams. Due to the prohibitive cost and the unknown prospect of success related to the proposed system modification, the Company formally abandoned the Q-CEP thermal treatment system during the fourth quarter of 2000 and recorded a non-cash asset impairment charge of $14.1 million. In addition, the Company recorded non-cash charges regarding the $1.4 million write-down of goodwill from its acquisition of the Q-CEP assets, a $307,000 maintenance supply inventory write-down that was charged to cost of revenue, and an $828,000 write-down of other assets. Furthermore, a charge of $1.2 million was recorded for processing and disposal of secondary waste associated with the shutdown of the Q-CEP facility, of which $1.0 million remains unpaid at December 31, 2000. The Q-CEP thermal treatment process was utilized for the treatment of ion exchange resins from nuclear power plants. The Company is continuing the pursuit of its non-thermal resin decontamination technology for the treatment of ion exchange resins. See the section entitled "Revenue and Net Income" for further discussion.

Interest Income and Interest Expense. Net interest expense was $2.8 million in 2000 (interest expense for 2000 was $3.1 million, net of capitalized interest), compared to net interest expense of $996,000 in 1999 (interest expense for 1999 was $1.3 million, net of capitalized interest). The increase in net interest expense during 2000 is due to business activity that required debt financing to support our working capital requirements. During 2000, ATG capitalized approximately $3.4 million of interest on construction in progress in accordance with generally accepted accounting principles, compared to $1.4 million in 1999.

Other Income. During the second quarter of fiscal 2000, we completed the sale and leaseback of our corporate offices in Fremont, California, resulting in a pre-tax gain of $1.7 million. The gain is being recognized in equal increments of $420,000 each over the next four quarters beginning in the second quarter of fiscal 2000. We have recorded $1,261,000 of gain for 2000.

Provision for Income Taxes. In 2000 and 1999, ATG provided for income taxes at a combined federal and state effective tax (benefit) rate of (6.9%) and 40% respectively. The decrease in effective rate is due to the change in valuation allowance and losses not benefited, and other items.

Comparison of Years Ended December 31, 1999 and 1998
----------------------------------------------------

  Revenue. Revenue for 1999 was $60.7 million, an increase of $24.8 million, or 69.1%, compared to $35.9 million in 1998. The growth in revenue is derived from ATG's Fixed Facilities Group and is principally attributable to new customers and service offerings resulting from the acquisition of assets and related businesses in Oak Ridge, Tennessee, and the increasing commercial utilization of ATG's Richland, Washington facility. The newly acquired Tennessee operations have been integrated with the Richland, Washington waste processing operations to provide a broad range of customer service offerings. Customer waste is directed to the processing location capable of providing the most efficient and economical treatment. The Fixed Facilities Group generated waste processing revenue of $46.9 million during 1999, an increase of $28.0 million, compared to $18.9 million in 1998.

  Our revenue for the last two quarters of 1999 was impacted by an unscheduled shutdown of the SAFGLAS(TM) thermal treatment system and the related bulk-processing unit (BPU) at our facilities in Richland, Washington. Both the glass melter and BPU units ceased operation on September 5, 1999, due to the failure of a SAFGLAS(TM) glass drain. Both the SAFGLAS(TM) thermal treatment system and BPU returned to operational status on September 28, 1999. The required slow startup of the thermal treatment systems during October had a further negative impact on revenue.

  Field Engineering Group revenue during 1999 was $13.8 million, a decrease of $3.2 million, compared to $17.0 million in 1998. The revenue decrease was due to a decrease in new contract awards and weather related delays.

  Gross Profit. Gross profit for 1999 was $24.3 million, an increase of $8.2 million, or 50.9%, compared to $16.1 million for 1998. Gross profit as a percentage of revenue decreased to 40.1% in 1999 compared to 44.8% in 1998. Gross profit percentages reflect the various mixes of ATG's business services from time to time. The Fixed Facilities Group experienced a decline in gross margin during 1999, compared to 1998, due principally to delayed customer shipments of low-level radioactive waste, the unscheduled SAFGLAS(TM) outage in September, competitive pricing pressures, and a delay in shipments of non-thermal low-level mixed waste. The Field Engineering Group also experienced a decline in gross margin during 1999, compared to 1998, due to its 1999 project mix being weighted towards fixed fee and fixed unit price contracts.

  Sales, General and Administrative Expenses. Sales, general and administrative expenses (including stock-based compensation expense) were $14.7 million for 1999, an increase of $6.7 million, or 83.8%, compared to $8.0 million in 1998. Sales, general and administrative expenses were 24.2% of revenue in 1999, compared to 22.2% of revenue in 1998. The increases in spending from year to year reflect the growth in ATG's operations, addition of sales and administrative personnel related to the acquisition of the Tennessee operations and the increased costs of being a public company. In addition, the increased 1999 spending also includes the recording of a $1.4 million charge to bad debt expense related primarily to slow payment of government contracts completed prior to 1999. ATG is maintaining its collection efforts. Sales, general and administrative expenses include indirect engineering and operating overhead, depreciation and amortization, and expenses to support the domestic sales and marketing activities and the financial and administrative functions.

  Interest Income and Interest Expense. Net interest expense was $996,000 in 1999 (interest expense for 1999 was $1.3 million, net of capitalized interest), compared to net interest income of $188,000 in 1998 (interest expense for 1998 was $15,000, net of capitalized interest). The increase in net interest expense during 1999 is due to our increased business activity that required debt financing to support our working capital requirements. Interest expense was nil in 1998 as the result of ATG capitalizing approximately $1.0 million of interest on construction in progress in accordance with generally accepted accounting principles. During 1999, ATG capitalized $1.4 million of interest on construction in progress.

  Provision for Income Taxes. In 1999 and 1998, ATG provided for income taxes at a combined federal and state effective tax rate of 40% and 38% respectively. The increase in effective rate during 1999, compared to 1998, is due to the estimated increase in state income taxes, non-deductible and other items.

Liquidity and Capital Resources
-------------------------------

  Total cash and cash equivalents were $351,000 at December 31, 2000, a decrease of $2.4 million from December 31, 1999. The working capital deficit of the Company was approximately $35.2 million at December 31, 2000, a decrease of $38.5 million from working capital of $3.3 million at December 31, 1999. The working capital calculation excludes restricted cash of $16.0 million and accounts payable of $3.5 million at December 31, 1999, that are exclusively for the construction of our low-level mixed waste facility. The decrease in working capital is partially due to the reclassification of $23.75 million of long-term debt to short-term borrowing pursuant to the lender's credit facility forbearance and consent agreement with the Company, dated June 1, 2000, the collection of accounts receivable that were utilized to fund operations, and the increase in accounts payable from the completion of the low-level mixed waste facility in Richland, Washington. See discussion of our credit facility below.

  During June 2000, we completed a $5.5 million private placement of 2.75 million shares of common stock at $2 per share. On June 30, 2000, we completed the first tranche of the private placement by issuing 2.62 million shares of common stock for an aggregate price of $5.24 million. On July 7, 2000, we completed the second tranche of the private placement, issuing 130,000 shares of common stock for an aggregate purchase price of $260,000. In connection with the private placement, the company issued warrants to purchase a total of 192,500 shares of common stock. The warrants expire on June 30, 2005 and are exercisable at a price of $2.75 per share, subject to adjustment for:

  . amendments to ATG's Articles of Incorporation which change the rights, privileges, restrictions or conditions of ATG's common stock or effect a division of ATG's common stock;

  . a division of our common stock into a greater number of shares of our common stock or a declaration of a dividend or the making of any other distribution upon the common stock payable in shares of common stock; or

  . a capital reorganization or classification of the capital stock of ATG, or any consolidation or merger of ATG with another corporation or entity, or the sale of all or substantially all of ATG's assets to another corporation or entity wherein holders of ATG common stock shall be entitled to receive stocks, securities, other evidence of equity ownership or assets with respect to or in exchange for shares of ATG common stock.

ATG received a total of approximately $5.1 million in net proceeds from this private placement.

  Significant outlays of cash have been needed to acquire property and equipment and to secure or expand regulatory licenses, permits and approvals, primarily for improvements to our low-level radioactive waste facility and construction of the low-level mixed waste facility in Richland, Washington and for improvements to and the restructuring of our fixed facilities in Oak Ridge, Tennessee. Property and equipment acquisitions totaled $29.2 million, $28.2 million and $5.0 million for the years ended December 31, 2000, 1999, and 1998. In addition, we used approximately $3.0 million of cash during 1999 regarding the acquisition of assets for the Oak Ridge facility. See Note 3 to the company's Consolidated Financial Statements for the periods ended December 31, 2000 and 1999, entitled "Acquisition," for further details. ATG also used approximately $3.5 million of cash during 2000 relating to the waste acquisition accrued liability associated with its 1999 purchase accounting for its acquisition of the assets of Molten Metals Technology.

  In November 1999, ATG completed an agreement with a consortium of banks for a credit facility in the amount of $45 million. The credit facility includes a letter of credit in support of tax-exempt Solid Waste Revenue Bonds in the aggregate face amount of $26.5 million. The bonds were issued during November 1999, and bear interest at a floating rate (5.10% at December 31, 2000), based upon prevailing market conditions, which is redetermined every seven days. The bonds are due October 31, 2014 and may be prepaid at any time without penalty. The proceeds are to be applied exclusively for the construction of low-level mixed waste facility in Richland, Washington. The credit facility also includes a five year revolving working capital line of credit, due October 2004, in the amount of $18 million, including a letter of credit facility of $5 million. Borrowings, when made, bear a variable interest rate based on financial ratio criteria. The credit facility is collateralized by accounts receivable, inventory and equipment.

  The credit facility agreement requires ATG to comply with a number of covenants, including capital asset acquisition limits, limits on additional debt, minimum levels of tangible net worth, dividend payment restrictions and maintenance of financial ratios. At December 31, 1999, ATG was in violation of some of these financial ratio covenants. ATG obtained a permanent waiver, subsequent to year-end, in respect of these violations as of December 31, 1999. In connection with the waiver, the banks agreed to revise and lower some of the financial ratio covenants that ATG failed to meet as of December 31, 1999, and substitute new covenants, for which ATG was in compliance for the original violated covenants and revise and lower some of the financial covenants for each of the quarterly periods in the year ended December 31, 2000, and increase the borrowings available to ATG by $6 million, for a total of $24 million, through June 30, 2000. The borrowing limit subsequent to June 30, 2000 is $18 million. In addition, the interest rate applied to the working capital facility was revised.

  At March 31, 2000 ATG was in violation of the revised financial ratios under the credit facility. Pursuant to a forbearance and consent agreement dated as of June 1, 2000, the lenders agreed to forbear in the exercise of any of their rights or remedies with respect to March 31, 2000 covenant defaults through June 30, 2000.

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

  ATG has requested that the banks grant a forbearance in respect of the violations described above beyond June 30, 2000. As one of the conditions to granting a forbearance, the banks requested that ATG deposit into a segregated account the amount of $1,500,000 to finance the completion and demonstration testing of the company's new low level mixed waste facility in Richland, Washington which is currently under construction. Consequently, on August 11, 2000, ATG obtained a short-term loan in the amount of $1,500,000 bearing a maturity date of October 5, 2000 from an individual lender. The loan bears interest at a rate of 12% per annum. ATG was unable to repay the loan on its stated maturity date and subsequently obtained an extension until December 15,
2000.    ATG is seeking to obtain an extension to the December 15, 2000 due date, but to date has not obtained this extension. ATG anticipates that it will need to obtain additional financing or obtain another extension on the due date in order to repay the loan.

  ATG failed to make interest payments in the last quarter of 2000 of amounts totaling $765,443 and failed to make interest payments in the first quarter of 2001 of amounts totaling $715,634. In addition, ATG failed to make fee payments of $60,035 in the last quarter of 2000 and failed to make a letter of credit fee payment in the first quarter of 2001 in the amount of $218,640.

  ATG will not be able, without obtaining concessions from the banks or new financing, to make the mandatory principal paydown of approximately $5,750,000, $765,443 interest owing for the last quarter of 2000, $715,634 interest owing for the first quarter of 2001, $60,035 fee owing for the last quarter of 2000, and the $218,640 letter of credit fee owing for the first quarter of 2001 under the credit facility, or to comply with the current financial covenants set forth in the agreements governing the credit facility.

  As of April 5, 2001, the banks have not granted a forbearance in respect of the violations of the credit agreement beyond June 30, 2000. The lenders could elect at any time to enforce their rights and remedies under the credit agreement. The banks' remedies could include a demand for repayment of all outstanding loans, which raises substantial doubt about the ability of the company to continue as a going concern if it cannot obtain additional cash to repay or restructure the debt. ATG is continuing to negotiate with the lenders to modify the financial covenants and the time frame for the mandatory paydown. ATG is seeking alternative forms of financing in order to make the mandatory paydown. ATG is also reviewing its business plan with its financial advisors and lenders with the objective of seeking appropriate accommodations and to ascertain what actions can be taken to enhance liquidity and thereby generate cash to assist in paying the company's debt service. ATG is also evaluating potential changes in its capital structure and additional financial resources. If ATG is unable to service its indebtedness, we may be required to alter our business plans, seek to restructure or refinance our indebtedness or seek additional equity capital.

  We will not have sufficient cash generated from operations to meet our working capital requirements for the next twelve months unless we are able to negotiate accommodations from our lenders or refinance our indebtedness.

  The accompanying financial statements have been prepared assuming that ATG will continue as a going concern. As discussed in Note 9 and 18 to the financial statements, ATG is in default of certain provisions related to our credit facility. The default allows the bank consortium to demand repayment of the outstanding balance. ATG has incurred a substantial operating loss during 2000 and has negative working capital of $35.2 million at December 31, 2000. ATG requires additional capital to meet its obligations and accomplish our business plan, which raises substantial doubt about ATG's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

  We considered the provisions of Financial Reporting Release No. 48, "Disclosure about Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". We had no derivative financial or commodity instruments at December 31, 2000. Our long term credit facility provides for interest at a floating or variable rate that may fluctuate over time based on changes, as applicable, in the prevailing market conditions or in designated financial ratios applicable ATG pursuant to its terms. Our short term line of credit has an interest rate based on the bank's reference rate that may fluctuate over time based on changes in the prevailing market conditions. We are subject to interest rate risk, and could be subjected to increased interest payments if market interest rates fluctuate. An effective increase or decrease of 10% in these interest rates would have a material adverse effect on our results of operations.

Item 8.  Consolidated Financial Statements and Supplementary Data

See pages 43 through 65.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

  The executive officers and directors of ATG are as follows:

Name                     Age    Position
----                     ---    --------
Doreen M. Chiu            46    Chairman of the Board, President and Chief
                                Executive Officer
--------------------------------------------------------------------------------
Frank Y. Chiu             46    Executive Vice-President and Director
--------------------------------------------------------------------------------
Vik Mani                  60    Chief Operating Officer
--------------------------------------------------------------------------------
Fred Feizollahii          54    Vice-President - Technology and Engineering
--------------------------------------------------------------------------------
George Doubleday, II      60    Director
--------------------------------------------------------------------------------
David F. Chan             48    Director
--------------------------------------------------------------------------------
David R. Sebastian        40    Director
--------------------------------------------------------------------------------
James E. Thomas           63    Director
--------------------------------------------------------------------------------

  Doreen M. Chiu, 46, has served as President, Chief Executive Officer and Chairman of the Board since joining ATG in 1984. Prior to joining ATG, Ms. Chiu owned her own certified public accounting firm. Ms. Chiu is a California CPA and holds a Bachelor of Arts degree in Business Administration from the University of Wisconsin. Ms. Chiu is the wife of Frank Chiu.

  Frank Y. Chiu, 46, joined ATG in 1980 as Financial Controller, became Vice-President and a director of ATG in 1984, and became Executive Vice-President in 1992. Mr. Chiu holds a Bachelor of Arts degree in Business Administration and a Master's degree in Business Administration from the University of Wisconsin.
Mr. Chiu is the husband of Doreen Chiu.

  Vik Mani, 60, joined ATG in November 2000 as Chief Operating Officer. Before joining ATG Mr. Mani was Senior Vice President, Nuclear Systems and Services for CH2M Hill, an engineering company, where Mr. Mani worked for 7 years. Before joining CH2M Hill, Mr. Mani held several senior management positions in the nuclear industry serving both commercial nuclear facilities and the Department of Energy, including two years as Senior Vice President for Rust Federal Services, and service as Vice President of Government Services of Rayhead Engineers and Construction. Mr. Mani has over 30 years experience in the nuclear industry and graduated with a Master of Science degree in Engineering Management and Nuclear Engineering from Drexel University.

  Fred Feizollahi, 54, joined ATG in 1995 as Director of Technology and Engineering, and since 1995 has been Vice-President--Technology and Engineering. Mr. Feizollahi has over 28 years of experience in radioactive and hazardous waste remediation and management, decontamination and decommissioning, and the design and operation of waste treatment equipment and technologies. Prior to joining ATG, he worked as a Senior Project Manager for Morrison Knudsen from 1991 to 1995 and as a Staff Engineer/Project Engineer for Bechtel Power Corporation from 1981 to 1991. Mr. Feizollahi, who holds a Bachelor of Science degree in Mechanical Engineering from the University of Maryland, is a registered California Professional Engineer.

  George Doubleday II, 60, has been a director of ATG since April 1999. Mr. Doubleday has been a private investor and advisor to companies for 20 years, principally through two investment companies, Lynwood Capital Partners and Nathan M. Malle Associates. Since 1983 he has also been Chairman of the InnerAsia Group, a family of companies with interests in international tourism, trade, and manufacturing. Prior to 1983 he served with Pan American World Airways in Operations and Field Marketing. He holds a Bachelor of Science degree in Industrial Administration from Yale University and served as a fighter pilot with the U.S. Marine Corps.

  David F. Chan, 48, was elected as a director of ATG in July 2000. Mr. Chan has over 25 years of experience in public accounting and auditing, and in corporate executive positions. He is presently the Vice Chairman of American Safari Cruises, an upscale yacht cruising company in Seattle Washington. Mr. Chan founded American Safari in 1996 and served as its President and CEO until 2000. From 1994 to 1996, he served as an International Business Consultant at Coopers & Lybrand, providing advisory services to international and U.S. clients in merger and acquisition of companies in Asia and North America. From 1988 to 1994, he was the Chief Financial Officer of Cruise West, a cruise ship company specializing in the Pacific Northwest and Alaska. From 1984 to 1988, Mr. Chan was in public accounting at Ernst & Young, and Coopers & Lybrand. Prior to 1984, Mr. Chan was the Controller of Glendale Federal Savings Bank, a California commercial bank and other business.

He holds a Bachelor of Business Administration degree from University of Oregon at Eugene and a Master of Business Administration degree in Finance from California State University at Hayward.

  David R. Sebastian, 40, was elected as a director of ATG in July 2000. Mr. Sebastian has over 15 years of experience in investment banking and commercial banking. Since 1999 he has been the President of Sebastian & Associates, a financial advisory and investment banking consulting company he founded. From 1997 to 1999, Mr. Sebastian served as a Managing Director of Prudential securities, Inc., working as an investment banker primarily in the Consumer Products, Agribusiness and Automotive sectors. From 1987 to 1997, he served in various investment banking and merger and acquisition positions at Lehman Brothers, Inc. From 1982 to 1985, Mr. Sebastian served as the Vice President - Commercial Lending Group at the Inter-First Bankcorp, a Houston, Texas commercial banking corporation, responsible for lending, trust and investment services. He holds a Bachelor of Arts degree in Economics from Rice University and a Master of Business Administration degree in Finance from the University of Texas at Austin.

  James E. Thomas, 63, was elected as a director of ATG in July 2000. Mr. Thomas has over 40 years of executive and managerial experience in the commercial lending business. Since 1980, Mr. Thomas has been the chief executive officer of various commercial lending institutions, in which capacity he has total management responsibility including credit, public relations, marketing, finance, collections and day-to-day operations. Since 1997 he has been the founder and president of Westmark Financial Company, an equipment leasing company based in Bellevue, Washington, in which Doreen and Frank Chiu hold a controlling equity interest. From 1984 to 1997, Mr. Thomas was the General Manager of Great Western Leasing Inc., based in Redmond, Washington. From 1980 to 1984, Mr. Thomas was the President of JET Leasing Inc., of Bellevue, Washington. From 1960 to 1980, Mr. Thomas served as a Regional Manager or Vice President at Old National Leasing Company, Inter-Regional Financial Group, Northwest General Leasing, and Trans Pacific Financial Corporation. Mr. Thomas graduated with an Associate of Arts degree from Pasadena City College.

The Board of Directors and Committees

  The directors serve until the next annual meeting of shareholders or until successors are elected and qualified. ATG's executive officers are appointed by and serve at the discretion of the Board. There are currently six members on the Board. One position on the Board is currently vacant, and the company is
continuing its search for an additional member.   The Board of Directors has two
committees, the Audit Committee and the Compensation Committee.

Compensation of Directors

  Each non-employee director receives a cash fee of $2,000 per Board meeting attended (but not including conference calls) and an additional $2,000 per Board Committee meeting attended, if the committee meeting is held on a day different from that of a Board meeting. Each non-employee Board member, upon appointment or election to the Board and pursuant to the company's 1998 Non-Employee Directors' Stock Option Plan, as described below, receives an automatic option grant to purchase 20,000 shares of common stock at an option exercise price equal to 100% of the market price of the common stock on the date of grant, with each option having a maximum term of ten (10) years and becoming immediately exercisable as to 5,000 of the option shares upon the date of grant. The balance of the option shares vest at 5,000 shares each on the succeeding three anniversaries of the grant date.

Non-Employee Directors' Stock Option Plan

  In February 1998, the Board adopted the 1998 Non-Employee Directors' Stock Option Plan to provide for the automatic grant of options to purchase shares of Common Stock to non-employee directors of ATG. The plan is administered by the Board. To date, 120,000 options have been granted under the plan.

  The maximum number of shares of common stock that may be issued pursuant to options granted under the plan is 200,000. Pursuant to the terms of the plan, each person serving as a director of ATG who is not an employee of ATG shall automatically be granted an option to purchase 20,000 shares of common stock upon the date the person first becomes a non-employee director, with 5,000 of his or her shares vesting immediately and the balance vesting in three equal installments on the three succeeding anniversaries of the grant date.

  The exercise price of the options granted under the plan must equal or exceed the fair market value of ATG's common stock on the date of grant. No option granted under the plan may be exercised after the expiration of ten years from the date it was granted. Options granted under the plan are generally non-transferable except by will or by the laws of descent and distribution.

The plan will terminate at the discretion of the Board; provided, however, that in no event will the term of the plan extend beyond the tenth anniversary of its adoption by the Board.

  In the event of changes of control of ATG, as defined in the plan, any outstanding options will automatically become fully vested and will terminate if not exercised prior to the change of control.

Audit Committee

  The Audit Committee of the Board is currently composed of Messrs. Doubleday, Chan, Sebastian and Thomas and is chaired by Mr. Chan. Prior to the annual shareholders' meeting of ATG held on July 14, 2000, the Audit Committee of the Board was composed of Messrs. Gjelde, Doubleday and Kadak and was chaired by Mr. Gjelde. The Audit Committee met two (2) times in fiscal year 2000. The functions performed by the Audit Committee include making recommendations to the Board of Directors regarding the selection of independent accountants to serve the company for the ensuing year and reviewing with the independent accountants and management the general scope and results of the company's annual audit, the fees charged by the independent accountants and other matters relating to internal control systems. In addition, the Audit Committee is responsible for reviewing and monitoring the performance of non-audit services by the company's auditors and for recommending the engagement or discharge of the company's independent accountants.

Compensation Committee

  The Compensation Committee of the Board is currently composed of Messrs. Doubleday, Chan, Sebastian and Thomas and is chaired by Mr. Doubleday. Prior to the annual shareholders' meeting of the company held on July 14, 2000, the Compensation Committee of the Board was composed of Messrs. Kadak, Doubleday and Gjelde, and was chaired by Mr. Kadak. All members of this Committee are non-employee directors. The responsibilities of the Compensation Committee include establishing the compensation of the Chief Executive Officer, reviewing and approving executive compensation policies and practices, reviewing salaries and bonuses for key executive officers of the company and administering the company's stock option plans. The Compensation Committee met two (2) times in fiscal year 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires ATG's directors and executive officers, and persons who own more than 10% of ATG's common stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission and the
NASDAQ national market.   Such directors, executive officers and 10%
stockholders are also required by SEC rules to furnish ATG with copies of all
Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, ATG believes that, during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% stockholders were complied with except that the 20,000 options automatically granted to the directors of ATG upon their election on July 14, 2000 at the annual shareholders' meeting of the company, consisting of David Chan, David Sebastian and James Thomas, were inadvertently reported on a Form 3 instead of a Form 4 or Form 5, and no Form 4 or Form 5 has yet been filed to report those option grants.

Item 11.  Executive Compensation

The following table discloses compensation received by ATG's Chief Executive Officer and the four (4) remaining most highly paid executive officers who received total compensation in excess of $100,000 for the previous years ended December 31, 2000, 1999 and 1998.

                           Summary Compensation Table

                                                                                    Long-Term
                                                                                  Compensation
                                                                                      Awards
                               Annual Compensation (5)                --------------------------------------
                              ------------------------                    Securities         401(k) Matching
Name and Principal Position     Year        Salary          Bonus     Underlying Options       Compensation
---------------------------   --------   -------------    ---------   ------------------     ---------------
Doreen M. Chiu                  2000       $250,000            *              5,000               $1,688
Chief Executive Officer         1999        245,154        $ 60,000            *                   1,443
                                1998        156,000            *             50,000                 *

Frank Y. Chiu                   2000        230,000            *              5,000                1,762
Executive Vice President        1999        225,846          60,000            *                   1,521
                                1998        130,000            *             50,000                 *

Fred Feizollahi                 2000        126,000          37,000           5,000                2,038
VP Technology &                 1999        112,191          30,000            *                   1,433
Engineering                     1998        100,000            *               *                    *

William M. Hewitt (1)           2000        240,808            *              5,000                 *
President - Waste               1999        220,846          60,000            *                    *
Management Services             1998        157,038            *             40,000                 *

Vik Mani (2)                    2000         28,000         560,000            *                    *
Chief Operating Officer         1999           *               *               *                    *
                                1998           *               *               *                    *

Danyal F. Mutman (3)            2000        144,230            *             50,000                1,803
Chief Financial Officer         1999         54,923            *             20,000                  288
                                1998           *               *               *                    *

Eric C. Su (4)                  2000        140,000            *               *                   1,010
Vice-President - Marketing &    1999        140,000          50,000            *                     942
Planning                        1998        112,086            *             40,000                 *

_______________________
*    None
(1) Resigned as a corporate officer in November 2000 and left the company's employ in December 2000.
(2)  Joined the company in November 2000.
(3) Joined the company in July 1999 as corporate controller, was promoted to CFO in February 2000 and left the company's employ in March 2001.
(4) Resigned as a corporate officer in November 2000 and left the company's employ in December 2000.
(5) Each of the named executive officers received perquisites and other personal benefits, the aggregate amount of which did not exceed the lesser of $50,000 or 10% of the annual base salary reported.

Employment Agreements

  In October 2000, ATG entered into an Employment Agreement with Vik Mani for Mr. Mani's employment as Chief Operating Officer to the company. Under the terms of this Agreement, which has a term of thirty-six (36) months, upon execution by Mr. Mani and resignation from his prior employer, Mr. Mani received
a signing bonus of $560,000.   For the first twelve (12) months of employment,
Mr. Mani receives a base salary of $225,000 and a cash bonus of $100,000. For the second year of employment, Mr. Mani receives a base salary of $225,000 and a cash bonus of $75,000. In the second year Mr. Mani may also receive additional amounts not to exceed $100,000 as performance bonuses if certain performance criteria are met. For the third year of employment, Mr. Mani receives a base salary of $150,000 until certain performance criteria are met. If the performance criteria are met, Mr. Mani's salary is increased to a rate of $240,000 annually and Mr. Mani is entitled to a cash bonus of up to $110,000. The Employment Agreement requires Mr. Mani to pay back certain penalty amounts should he resign prior to the expiration of the term of the Agreement. The penalty amounts are $162,000 for the first year, $108,000 for the second year and $50,000 for the third year.

  The Employment Agreement provides that Mr. Mani would be granted an option to purchase 75,000 shares of ATG's stock at the market price of the stock at the beginning of the employment term with vesting over thirty-six months. Mr. Mani is entitled to options to purchase an additional 90,000 shares of stock at the stock price as of December 31, 2001 if certain performance criteria are met, with such options vesting over thirty-six months. Mr. Mani will be entitled to options to purchase an additional 100,000 shares at the stock price as of December 31, 2001, vesting over thirty-six months, if the stock of ATG sells publicly for $20 or more for three consecutive months. The Agreement provides that all stock options vest immediately in the case of Mr. Mani's death, disability, termination by ATG, or resignation for certain reasons or a change
in control of ATG.    As of December 31, 2000, the Board of Directors had not
approved a grant of any stock options to Mr. Mani.

  The Employment Agreement provides further for Mr. Mani to be provided, at ATG expense, ATG's corporate house in Richland, Washington for use as Mr. Mani's residence. The Agreement provides for the company's payment of an auto loan of up to $30,000 for Mr. Mani. The Agreement provides for Mr. Mani's participation in the company's standard benefit package for insurance, 401K plan, etc. The Agreement also provides that if Mr. Mani resigns due to a change in control of ATG, Mr. Mani's stock options granted prior to the date of resignation shall be vested, and his resignation shall not cause any of the penalty amounts otherwise due upon resignation to be payable. The Agreement further provides, in the case of a resignation due to change in control of ATG, that the company will pay Mr. Mani a severance amount equal to the twelve month salary amount for the twelve month period in which the resignation occurred and will pay Mr. Mani's remaining auto loan balance, his cash bonus for the year in which the resignation occurred, his relocation costs and will provide for a continuation of medical benefits at ATG's expense for twelve months after the effective date of the resignation.

Stock Option Grants and Exercises

  The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options granted during the fiscal year ended December 31, 2000.

                       Option Grants in Last Fiscal Year

                                       Individual Grants
                     ----------------------------------------------------    Potential Realizable Value at
                      Number of     % of Total                               Assumed Annual Rates of Stock
                     Securities       Options                                Price Appreciation for Option
                     Underlying     Granted to     Exercise                         Term ($(1)
                       Options     Employees in    Price Per   Expiration    ------------------------------
Name                 Granted (#)    Fiscal Year    Share ($)     Date(2)           5%             10%
----                 -----------   ------------    ---------   ----------    -------------   --------------
Doreen M. Chiu          5,000            2.0%       $4.88         1/3/10        $ 15,349        $ 38,897
Frank Y. Chiu           5,000            2.0%       $4.88         1/3/10        $ 15,349        $ 38,897
Fred Feizollahi         5,000            2.0%       $4.44         1/3/10        $ 13,954        $ 35,361
William M. Hewitt       5,000            2.0%       $4.44         1/3/10        $ 13,954        $ 35,361
Vik Mani                    0           n.a.         n.a.           n.a.           n.a.            n.a.
Danyal F. Mutman       50,000           20.2%       $4.13        3/31/10        $129,710        $328,709
Eric C. Su                  0           n.a.         n.a.           n.a.           n.a.            n.a.

________________________

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

  The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock options exercised during the fiscal year ended December 31, 2000 and the value of unexercised options at such date.

                Aggregated Option Exercises in Last Fiscal Year
                       And Fiscal Year-End Option Values

                                                        Number of Securities
                                                            Underlying
                                                            Unexercised             Value of Unexercised
                                                            Options at             In-The-Money Options
                                                        December 31, 2000 (#)   At December 31, 2000 ($)(1)
                                                        ---------------------   ---------------------------
                       Shares Acquired     Value            Exercisable/                Exercisable/
                       On Exercise (#)   Realized ($)       Unexercisable               Unexercisable
                       ---------------   ------------   ---------------------   ---------------------------
Doreen M. Chiu.........       --              --            159,000/5,000                      0/0
Frank Y. Chiu..........       --              --            221,900/5,000                 36,104/0
Fred Feizollahi........       --              --            60,000/45,000                      0/0
William M. Hewitt......       --              --            96,667/13,333                      0/0
Vik Mani...............       --              --                        0                      0/0
Danyal F. Mutman.......       --              --             6,667/63,333                      0/0
Eric C. Su.............       --              --            76,667/13,333                 20,436/0

________________________
(1) Based on the fair market value of the Common Stock at December 31, 2000 of $0.7812 per share, less the exercise price paid for such shares.

Employee Benefit Plans

Stock Ownership Incentive Plan

  In February 1998, the Board adopted the 1998 Stock Ownership Incentive Plan. The plan authorizes the award of stock options, shares of restricted stock and performance units (which may be paid in cash or shares of common stock). The plan reserves for issuance an aggregate of 1,000,000 shares of common stock, no more than 250,000 shares of which may be issued in the form of shares of restricted stock. The plan is intended to advance the interests of ATG by encouraging the employees who contribute to ATG's long-term success and development to acquire and retain an ownership interest in the company.

  The plan is administered by the Board. The Board selects employees to receive awards under the plan and determine the terms, conditions and limitations applicable to each award. Each award will be evidenced by a grant letter from the Board to the recipient setting forth the terms and conditions of the award. The plan will terminate at the discretion of the Board; provided, however, that in no event will the term of the Incentive Plan extend beyond the tenth anniversary of its adoption by the Board.

  Stock options granted pursuant to the plan may either be incentive stock options ("ISOs") intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or stock options not intended to so qualify. Each stock option awarded under the plan must have an exercise price equal to at least 100% of the fair market value of the common stock on the date of grant, and ISOs granted to any employee possessing more than 10% of the combined voting power of all classes of stock of ATG must have an exercise price equal to at least 110% of the fair market value. Optionees may exercise options under the plan by paying cash, by tendering shares of common stock, by using a cashless exercise procedure provided for in the plan, or by a combination thereof, as permitted by the Board. Options vest in equal installments over a five year period and, upon a change of control of ATG, as defined in the plan, any outstanding options become fully vested and immediately exercisable.
Options granted under the plan are generally non-transferable except by will or by the laws of descent and distribution. No option granted under the plan may be exercised after the expiration of ten years from the date it was granted.

Employee Stock Purchase Plan

  In February 1998, the Board approved the ATG Employee Stock Purchase Plan covering an aggregate of 200,000 shares of common stock. The plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. Under the plan, the Board may authorize participation by eligible employees of the company, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be determined by the Board, but in no event will be more than 27 months.

  Employees are eligible to participate if they are employed by ATG or an affiliate of ATG designated by the Board. Employees who participate in an offering may have up to 15% of their earnings (provided that this amount does not exceed $25,000 in value per calendar year) withheld pursuant to the plan and applied, on specified dates determined by the Board, to the purchase of shares of common stock. The price of common stock purchased under the plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with ATG.

  In the event of changes of control of ATG, as defined in the plan, the Board has discretion to provide that each right to purchase common stock will be assumed or an equivalent right substituted by the successor corporation, or the Board may shorten the offering period and provide for all sums collected by payroll deductions to be applied to purchase stock immediately prior to the change in control. The plan will terminate at the discretion of the Board.

401(k) Plan

  In 1995, ATG established a 401(k) tax-qualified employee savings and retirement plan covering all of its employees. Pursuant to the 401(k) plan, employees may elect to reduce their current compensation by up to the lower of 15% of their compensation or the annual limit prescribed by statute ($9,500 in 1997) and contribute the amount of the reduction to the 401(k) plan. The 401(k) plan allows for matching contributions to the 401(k) Plan by ATG, which matching and the amount of this matching to be determined at the sole discretion of the Board. During 2000 and 1999, ATG contributed $53,000 and $61,000 in matching funds through the issuance of shares of its common stock to the 401(k) plan.
The trustee under the 401(k) plan, at the direction of each participant, invests the assets of the 401(k) plan in numerous investment options. The 401(k) plan is intended to qualify under Section 401 of the Code so that contributions by employees to the 401(k) plan, and income earned on plan contributions, are not taxable until withdrawn, and so that the contributions by employees will be deductible by ATG when made.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth the beneficial ownership of the common stock of ATG as of April 2, 2001, by each person known by ATG to own beneficially more than five percent of our outstanding common stock, by each director, by each executive officer named in the Summary Compensation Table and by all named directors and executive officers as a group. All shares are subject to the named person's sole voting and investment power, except where otherwise indicated.

                                                        Number              Percent of
Name and Address                                    Of Shares (1)      Shares Outstanding
----------------                                    -------------      ------------------
Doreen M. Chiu (2)**                                  2,719,926              16.0%
George Doubleday, II (3)**                              532,243               3.0%
Eric C. Su (4)**                                        121,333                 *
William M. Hewitt (5)**                                  97,288                 *
Vik Mani**                                                  -0-               -0-%
Danyal F. Mutman(6)**                                    23,334                 *
Fred Feizollahi (7)**                                    81,667                 *
David F. Chan (8)**                                       5,000                 *
David R. Sebastian (8)**                                  5,000                 *
James E. Thomas (8)**                                     5,000                 *
Special Situations Cayman Fund, L.P.(9)                 300,000               1.8%
Special Situations Fund III, L.P.(9)                    900,000               5.3%
Special Situations Private Equity Fund, L.P.(9)         800,000               4.7%
All directors and executive officers as
   a group (11 persons) (10)                          3,590,791              21.2%

-------------
*    The number of shares owned is less than 1%
** The address of each beneficial owner identified is c/o ATG, 47375 Fremont Boulevard, Fremont, CA 94538.
(1) Beneficial ownership includes shares of Common Stock subject to options held by the named person that are currently exercisable or will become exercisable within 60 days.
(2) Includes all shares beneficially owned by Frank Y. Chiu as community property and options to purchase 20,000 shares of Common Stock.
(3)  Includes options to purchase 15,000 shares of Common Stock.
(4) Includes options to purchase 76,667 shares of Common Stock. Mr. Su resigned as a corporate officer in February 2000 and left the company's employ in December 2000.
(5) Includes options to purchase 96,667 shares of Common Stock. Mr. Hewitt resigned as a corporate officer in November 2000 and left the employ of the company in December 2000.
(6) Represents options to purchase 23,334 shares of Common Stock. Mr. Mutman left the company's employ in March 2001.
(7)  Represents options to purchase 81,667 shares of Common Stock.
(8)  Represents options to purchase 5,000 shares of Common Stock.
(9) The address of each beneficial owner identified is E. 53rd Street, 55th Floor, New York, NY.
(10) Includes 328,335 shares of Common Stock that may be issued upon the exercise of options outstanding and beneficially owned by the directors and executive officers as a group.

Item 13.  Certain Relationships and Related Transactions

  The following is a summary of significant transactions to which ATG was or is a party and in which executive officers, directors or shareholders who own more than 5% of the shares of ATG had or have a direct or indirect material interest.

  From 1992 to 1997, Doreen M. Chiu, ATG's Chairman of the Board and Chief Executive Officer, extended a series of loans to ATG, each of which was repayable in full upon demand. The loans, which were unsecured, bore interest at an annual rate of 10%, payable concurrently with principal. The outstanding principal balance of the loans, including accrued interest, at December 31, 1997 was $1,280,180. These loans were repaid in full in May 1998.

  Doreen M. Chiu and Frank Y. Chiu, the Executive Vice-President and a director of ATG, have each guaranteed the obligations of ATG under the following:


  . two promissory notes issued June 1997 and May 1999 in the principal amounts of $2,069,604 and $1,996,075 held by Safeco Credit Company, Inc.;

  . a commercial lease agreement between ATG and U.S. Bancorp issued June 1997 with an aggregate rental amount of $103,341; and

  . a note issued August 11, 2000 in the amount of $1,500,000 payable to Jack Chau.

  In connection with the issuance of bonds, undertakings and other instruments of guarantee in favor of ATG, Doreen M. Chiu and Frank Y. Chiu have each executed the following:


  . a blanket indemnity agreement issued June 1996 in favor of ACSTAR Insurance Company, indemnifying ACSTAR against any losses that ACSTAR may incur in connection with the issuance of any of these bonds, undertakings or other instruments of guarantee;

  . a blanket Continuing Agreement of Indemnity-Contractor's Form for the benefit of Reliance Insurance Company, United Pacific Insurance, Reliance National Indemnity Company and Reliance Surety Company, issued March 1998 indemnifying these entities against any losses that these entities may incur in connection with the issuance of any of these bonds, undertakings or other instruments of guarantee.

  As of December 31, 2000, the potential aggregate liability of Mr. and Mrs. Chiu under the blanket indemnities was approximately $35,500.

  In June 1998, ATG entered into a contract to provide engineering, remediation and construction services to Mission Ranch Center, a California limited partnership. Doreen M. Chiu and Frank Y. Chiu are general partners and own a 50% partnership interest in Mission Ranch. ATG reported revenues of $2,779,000 and costs of $2,423,000 related to services provided under this contract in 2000. ATG reported revenues of $1,403,000 and costs of $1,354,000 related to services provided under this contract in 1999. ATG reported revenues of $785,000 and costs of $432,000 related to services provided under this contract in 1998. The total project contract value is approximately $4,697,000 and is expected to be completed in early 2001.

  On October 5, 2000 and October 13, 2000 Mr. and Mrs. Chiu advanced $307,500 and $252,500, respectively to ATG. Mrs. Chui also advanced $445,000 in various months of 2000 for expenses of ATG.

  On June 30, 2000, ATG sold a total of 2,000,000 shares of common stock for $2.00 per share in a private placement to Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., each of which is a selling shareholder in this prospectus. The stock purchase agreements require ATG to file a registration statement with the SEC to register the resale of the private placement shares. If the registration statement is not filed within 45 days and effective within 120 days, then the stock purchase agreements require ATG to issue additional shares of common stock to the funds in amounts calculated based on the length of the delays, but not to exceed 36% of the number of private placement shares. Because the registration statement was filed after more than 45 days and was not effective within 120 days, the funds became entitled to receive additional shares of common stock as provided in the stock purchase agreements.

     However, on December 29, 2000, ATG entered into a settlement agreement with the funds whereby ATG and the funds settled disputes about their respective rights and obligations under the stock purchase agreements. The funds agreed to waive their rights under the stock purchase agreements to receive additional shares of common stock and other alleged rights in exchange for a one-time right, exercisable by written notice to ATG on or before November 15, 2001, to have the price of their private placement shares reset. The reset right will be based on the average closing price of ATG common stock for the 30 trading days prior to November 1, 2001 if less than $2.00 per share, except that the price may not be reset to a price that is lower than the average closing price of ATG common stock for the 15 trading days prior to December 27, 2000. Under the settlement agreement, ATG is not required to honor any reset notice from the funds if, within ten business days after receiving the notice, ATG repurchases all of the funds' private placement shares for $2.00 per share. The settlement agreement further provides that if ATG's registration statement is not effective by March 31, 2001, then the funds' rights to receive additional shares under the stock purchase agreements will automatically be reinstated.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

  1. Financial Statements. The following Consolidated Financial Statements of ATG Inc. and Report of Independent Accountants are filed as part of this report:

                                                                            Page
                                                                            ----
Report of Independent Accountants.........................................   42
Consolidated Balance Sheets--As of December 31, 1999 and 2000.............   43
Consolidated Statements of Operations--For the Three Years Ended
   December 31, 2000......................................................   44
Consolidated Statements of Shareholders' Equity--For the Three Years Ended
   December 31, 2000......................................................   45
Consolidated Statements of Cash Flows--For the Three Years Ended
   December 31, 2000......................................................   46
Notes to Consolidated Financial Statements................................   47

  2. Financial Statement Schedules. For years ended December 31, 2000, 1999 and 1998.

Schedule II. Valuation and Qualifying Accounts and Reserves................. 65

  All other schedules are omitted because they are not applicable or the required information has been included in the consolidated financial statements or notes thereto.

3.  Exhibits

    2.1    Final bankruptcy court bid dated November 13, 1998 (2)
    2.2 Form of letter agreement dated December 1, 1998 among the purchasers and the Trustee (2)
    3.1    Articles of Incorporation of the Company (1)
    3.2    Bylaws of the Company (1)
    3.3    Certificate of Amendment of Articles of Incorporation (1)
    3.4 Certificate of Amendment of Amended and Restated Articles of Incorporation (8)
    4.1    Specimen Common Stock Certificate (1)
    9.1    Voting Trust Agreement (1)
    10.1 Assumption Agreement, dated September 2, 1992, between the Company, as transferee, Tippett-Richardson, as transferor, and Confederation Life Insurance Company, as lender (1)
    10.2 Deed of Trust (Non-Construction) & Assignment of Rents, dated September 18, 1997, between the Company, as trustor, First Bancorp, as trustee, and Sanwa Bank California as beneficiary (1)
    10.3 Deed of Trust, dated August 5, 1993, between the Company and ATG Richland, collectively as trustor, Chicago Title Insurance Company, as trustee, and West One Bank, as beneficiary (1)
    10.4 Term Loan Agreement, dated September 18, 1997, between the Company and Sanwa Bank California (1)
    10.5 Letter from the Company to Steve Guerrettaz, dated December 2, 1997, regarding terms of employment (1)
    10.6 Letter from the Company to Fred Feizollahi dated February 20, 1995, regarding terms of employment (1)
    10.7 Consultant Agreement, dated as of July 1, 1992, between the Company and Edward Vinecour (1)
    10.8 Non-Competition Agreement, dated as of July 1, 1992, between the Company and Edward Vinecour (1)
    10.9 Collective Bargaining Agreement between the Company and the International Union of Operating Engineers No. 280 (1)
    10.10  Form of Stock Purchase Agreement (1)
    10.11  Continuing Guaranty, dated as of April 19, 1996, provided by
           Doreen Chiu in favor of Sanwa Bank (1)
    10.12 Continuing Guaranty, dated as of April 19, 1996, provided by Frank Chiu in favor of Sanwa Bank (1)
    10.13 Continuing Guaranty, dated as of May 20, 1997, provided by Doreen Chiu in favor of Safeco Credit Company, Inc. (1)

    10.14 Continuing Guaranty, dated as of May 20, 1997, provided by Frank Chiu in favor of Safeco Credit Company, Inc. (1)
    10.15  Small Business Administration (SBA) Guaranty, dated August 6,
           1993, provided by Doreen Chiu and Frank Chiu in favor of West One Bank (1)
    10.16  Guaranty Agreement, dated September 1, 1994, provided by Doreen
           Chiu and Frank Chiu in favor of Great Western Leasing (1)
    10.17  Guaranty, dated January 13, 1994, provided by Doreen Chiu and
           Frank Chiu in favor of The CIT Group/Equipment Financing Inc. (1)
    10.18 Guaranty of Commercial Lease Agreement, dated December 20, 1994, provided by Doreen Chiu and Frank Chiu in favor of California Thrift & Loan (1)
    10.19 Contract No. MGK-SBB-A26602, dated September 5, 1997, awarded to the Company by Waste Management Federal Services of Hanford, Inc.
           (1)+
    10.20 Purchase Order No. MW6-SBV-357079, dated November 3, 1995, issued to the Company by Westinghouse Hanford Company (1)
    10.21 Contract No. DE-AC06-95RL13129, dated January 4, 1995, among the U.S. Department of Energy, as the procuring agency, the U.S. Small Business Administration, as contractor, and the Company, as subcontractor (1)
    10.22 Gasification Vitrification Chamber Purchase and License Agreement, dated August 1997, between the Company and Integrated Environmental Technologies LLC (1)+
    10.23  Purchase Agreement between the Company and Integrated
           Environmental Technologies LLC (1)
    10.24 Technology Transfer Purchase and Royalty Fee Agreement, dated September 30, 1997, between the Company and Regent Star Ltd. (1)+
    10.25 Technology Transfer and Purchase Agreement, dated June 28, 1997, between the Company and Pacific Trading Company (1)+
    10.26 Contract No. DACW05-98-C-0001, dated September 24, 1997, awarded to the Company by the U.S. Army Corps of Engineers, Sacramento District (1)
    10.27 Contract No. DAKF04-92-D-0007, dated February 8, 1991, among the Fort Irwin Directorate of Contracting, as the procuring agency, the U.S. Small Business Administration, as contractor, and the Company, as subcontractor (1)
    10.28 Promissory Note, dated December 31, 1997, provided by the Company to Doreen M. Chiu (1)
    10.29  1998 Stock Ownership Incentive Plan (1)
    10.30  Employee Stock Purchase Plan (1)
    10.31  1998 Non-Employee Directors Stock Option Plan (1)
    10.32  Letter of Credit Agreement, dated March 6, 1998, between the
           Company and Sanwa Bank of California (1)
    10.33 Continuing Guaranty, dated as of March 6, 1998, provided by Doreen Chiu in favor of Sanwa Bank California (1)
    10.34  Continuing Guaranty, dated as of March 6, 1998, provided by Frank
           Y. Chiu in favor of Sanwa Bank California (1)
    10.35 Indemnity Agreement, dated August 12, 1992, made and entered into by Doreen M. Chiu, Frank Y. Chiu, the Company and National Safety Consultants, Inc. in favor of ACSTAR Insurance Company (1)
    10.36  Continuing Agreement of Indemnity-Contractors' Form, dated March
           19, 1998, made and entered into by Doreen M. Chiu, Frank Y. Chiu and the Company for the benefit of Reliance Insurance Company, Untied Pacific Insurance Company, Reliance National Indemnity Company and Reliance Surety Company (1)
    10.37 Purchase Order, dated February 10, 1996, issued by the Company to ToxGon Corporation (1)+
    10.38  Amendment to Letter of Credit Agreement (3)
    10.39  Line of Credit Agreement (3)
    10.40  Amendment to Line of Credit Agreement (4)
    10.41  Term Loan Agreement - Sanwa Bank California (4)
    10.42  Catalytics L.L.C. Operating Agreement (4)
    10.43 Credit and Reimbursement Agreement, dated November 1, 1999, among ATG Inc., Sanwa Bank California and Keybank National Association (5)
    10.44 Loan Agreement, dated November 1, 1999, between Port of Benton Economic Development Corporation and ATG Inc. (5)
    10.45 Form of First Amendment to Credit and Reimbursement Agreement dated as of March 27, 2000 among ATG Inc., Sanwa Bank and Keybank National Association (7)
    10.46 Form of Forbearance and Consent Agreement to Credit and Reimbursement Agreement dated as of June 1, 2000 among ATG Inc., Sanwa Bank and Keybank National Association (7)

    10.47  Form of Common Stock Purchase Agreement dated June 30, 2000 between ATG Inc. and each of the subscribers named therein (7)
    10.48 Form of Common Stock Placement Agreement dated as of June 30, 2000 between ATG Inc. and Taglich Brothers, Inc. (7)
    10.49 Form of Common Stock Purchase Warrant dated as of June 30, 2000 issued by ATG Inc. to Taglich Brothers, Inc. or designees of Taglich Brothers, Inc. (7)
    10.50 Form of Settlement, Waiver and General Release Agreement dated December 29, 2000 among ATG Inc. and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P. (9)
    10.51  Employment Agreement dated October 27, 2000 between ATG Inc. and
           Vik Mani
    21.1   List of Subsidiaries of Registrant (6)
    23.1   Consent of PricewaterhouseCoopers LLP

____________________________

(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-46107) which became effective May 6, 1998.
(2) Incorporated by reference to exhibits filed with the Registrant's Form 8-K dated December 1, 1998
(3)  Incorporated by reference to exhibits filed with the Registrant's Form
     10-Q for the quarter ended June 30, 1998.
(4)  Incorporated by reference to exhibits filed with the Registrant's Form
     10-K for the year ended December 31, 1998.
(5) Incorporated by reference to exhibits filed with the Registrant's Form 8-K dated February 22, 2000.
(6)  Incorporated by reference to exhibits filed with the Registrant's Form
     10-K for the year ended December 31, 1999.
(7)  Incorporated by reference to exhibits filed with the Registrant's Form
     10-Q for the quarter ended June 30, 2000.
(8) Incorporated by reference to exhibits filed with the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-46248) filed on October 10, 2000.
(9) Incorporated by reference to exhibits filed with the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (No. 333-46248) filed on February 12, 2001.

+ Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 406 of the General Rules and Regulations under the Securities Act.

(b)  Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and the stockholders of ATG Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on Page 39 present fairly, in all material respects, the financial position of ATG Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on Page 39 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 18 to the financial statements, the Company has incurred operating losses, is in default of certain provisions of the Company's credit facility, and requires additional capital to meet its obligations and accomplish the Company's business plan, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Notes 1 and
18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
March 31, 2001

                                   ATG INC.
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)

                                                                December 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
                             ASSETS
Current assets:
  Cash and cash equivalents..............................  $    351   $  2,776
  Accounts receivable, (net of allowances of $3,417
   in 2000 and $1,522 in 1999)...........................    18,666     24,488
  Prepayments and other..................................     5,315      5,396
                                                           --------    -------
    Total current assets.................................    24,332     32,660
Property and equipment, net..............................    90,109     80,428
Restricted cash..........................................       452     16,014
Other assets.............................................     5,408      6,977
                                                           --------    -------
    Total assets.........................................  $120,301   $136,079
                                                           ========   ========


                          LIABILITIES
Current liabilities:
  Short-term borrowings..................................  $ 25,374   $  1,721
  Current portion of long-term debt and capitalized
   leases................................................     5,159      4,259
  Accounts payable.......................................    16,160     11,649
  Accrued liabilities....................................    12,878     15,197
                                                           --------   --------
    Total current liabilities............................    59,571     32,826
Long-term debt and capitalized leases, net of
 current portion.........................................    34,413     56,595
                                                           --------   --------
    Total liabilities....................................    93,984     89,421
                                                           --------   --------

                                         Commitments and Contingencies (Note 10)

                      SHAREHOLDERS' EQUITY
Common Stock, no par value:
  Authorized: 50,000,000 shares.  Issued and outstanding:
  16,915,993 shares and 14,082,734 shares at December 31,
  2000 and 1999, respectively............................    47,308     42,137

Deferred compensation....................................         -        (32)
(Accumulated deficit)/retained earnings..................   (20,991)     4,553
                                                           --------   --------
    Total shareholders' equity...........................    26,317     46,658
                                                           --------   --------
    Total liabilities and shareholders' equity...........  $120,301   $136,079
                                                           ========   ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                   ATG INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)

                                                        For the Years Ended
                                                            December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     --------  -------  -------
Revenue............................................  $ 41,672  $60,662  $35,900
Cost of revenue....................................    28,599   36,359   19,816
                                                     --------  -------  -------
    Gross profit...................................    13,073   24,303   16,084
Sales, general and administrative expenses.........    19,549   14,565    7,832
Stock-based compensation expense...................        32      120      120
Restructuring charge...............................     1,900        -        -
Plant write off and abandonment expenses (Note 3)..    17,510        -        -
                                                     --------  -------  -------
    Operating income (loss)........................   (25,918)   9,618    8,132
                                                     --------  -------  -------
Other income.......................................     1,261
Interest income (expense):
  Interest income..................................       293      291      188
  Interest expense.................................    (3,079)  (1,287)     (15)
                                                     --------  -------  -------
    Interest income, net...........................    (2,786)    (996)     173
                                                     --------  -------  -------
Income before income taxes.........................   (27,443)   8,622    8,305
Provision (benefit) for income taxes...............    (1,899)   3,449    3,156
                                                     --------  -------  -------
Net income (loss)..................................  $(25,544) $ 5,173  $ 5,149
                                                     ========  =======  =======
Net income (loss) per share
  Basic............................................  $  (1.65) $  0.37  $  0.40
  Diluted..........................................  $  (1.65) $  0.35  $  0.38
Shares used in calculating net income (loss)
per share
  Basic............................................    15,494   14,048   12,975
  Diluted..........................................    15,494   14,596   13,698

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                   ATG INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (amounts in thousands)

                                  ----------

                                                                                         Retained
                                                      Common Stock                       Earnings        Total
                                                   -----------------      Deferred    (Accumulated    Shareholders'
                                                   Shares      Amount   Compensation     Deficit)        Equity
                                                   ------     --------  ------------   ------------   -------------
Balance, December 31, 1997.......................  7,532      $  6,337    $  (272)        $  (5,769)      $    296
   Conversion of redeemable preferred
     stock.......................................  3,984        19,416          -                 -         19,416
   Issuance of common stock, on initial
     public offering, net of expenses............  2,185        15,658          -                 -         15,658
   Exercise of stock options.....................    147            83          -                 -             83
   Issuance of common stock under
     Employee Stock Purchase Plan................      4            23          -                 -             23
   Amortized deferred compensation...............      -             -        120                 -            120
   Net income....................................      -             -          -             5,149          5,149
                                                  -------     --------   --------         ---------       --------
Balance, December 31, 1998....................... 13,852        41,517       (152)             (620)        40,745
   Exercise of stock options.....................    204           476          -                 -            476
   Issuance of common stock under
     Employee Stock Purchase Plan................     15            83          -                 -             83
   Issuance of common stock under                                                                                -
     Employee 401k Plan Match....................     12            61          -                 -             61
   Amortized deferred compensation...............      -             -        120                 -            120
   Net income....................................      -             -          -             5,173          5,173
                                                  -------     --------   --------         ---------       --------
Balance, December 31, 1999....................... 14,083        42,137        (32)            4,553         46,658
   Exercise of stock options.....................     31             2          -                 -              2
   Issuance of common stock, on private
     placement offering, net of expenses.........  2,750         5,056                                       5,056
   Issuance of common stock under
     Employee Stock Purchase Plan................     30            60         -                  -             60
   Issuance of common stock under
     Employee 401k Plan Match....................     22            53         -                  -             53
   Amortized deferred compensation...............      -             -          32                -             32
   Net loss......................................      -             -           -          (25,544)       (25,544)
                                                  -------     --------    --------        ---------       --------
Balance, December 31, 2000....................... 16,916      $ 47,308    $      -        $ (20,991)      $ 26,317
                                                  =======     ========    ========        =========       ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                   ATG INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (amounts in thousands)

                                                                                                 For the Years Ended December 31,
                                                                                             --------------------------------------
                                                                                               2000           1999           1998
                                                                                               ----           ----           ----
Cash flows from operating activities:
   Net income (loss).....................................................................    $(25,544)      $  5,173       $  5,149
   Adjustments to reconcile net income/(loss) with cash flow from operations:
      Depreciation and amortization......................................................       3,084          1,911            824
      Non cash restructuring charge......................................................         800             --             --
      Non cash plant write off and abandonment...........................................      17,242             --             --
      Provision for doubtful accounts....................................................       2,085          1,359            210
      Compensation expense for shares issued and options granted.........................          32            120            120
      Gain from sale of property.........................................................      (1,261)            --             --
      Change in current assets and liabilities:
            Accounts receivable..........................................................       3,738         (1,750)       (16,836)
            Prepayments and other current assets.........................................         (68)        (2,722)            78
            Accounts payable and accrued liabilities.....................................         745          6,209         11,438
                                                                                             --------       --------       --------

                Net cash provided by operating activities................................         853         10,300            983
                                                                                             --------       --------       --------
Cash flows from investing activities:

   Property and equipment acquisitions...................................................     (29,212)       (27,097)        (5,015)
   Proceeds from property sale...........................................................       4,230             --             --
   Acquisition of MMT Assets.............................................................          --             --        (10,731)
   Restricted cash.......................................................................      15,562        (16,014)            --
   Other assets..........................................................................        (650)        (2,582)        (3,763)
                                                                                             --------       --------       --------
      Net cash used in investing activities..............................................     (10,070)       (45,693)       (19,509)
                                                                                             --------       --------       --------
Cash flows from financing activities:
   Repayment of loan to related party....................................................          --             --         (1,280)
   Repayment of capital leases...........................................................      (2,180)        (1,374)        (1,226)
   Borrowing of long-term debt...........................................................          --         39,700          4,025
   Repayment of long-term debt...........................................................      (2,332)        (5,287)          (308)
   Borrowing of short-term debt..........................................................       7,855          1,721          6,550
   Repayment of short-term debt..........................................................      (1,721)        (1,000)        (3,796)
   Proceeds from issuance of common stock, net...........................................       5,170            620         15,764
                                                                                             --------       --------       --------
      Net cash provided by financing activities..........................................       6,792         34,380         19,729
                                                                                             --------       --------       --------
Increase (decrease) in cash and cash equivalents.........................................      (2,425)        (1,013)         1,203
Cash and cash equivalents, beginning of period...........................................       2,776          3,789          2,586
                                                                                             --------       --------       --------
Cash and cash equivalents, end of period.................................................    $    351       $  2,776       $  3,789
                                                                                             ========       ========       ========

Supplemental Disclosures, including non-cash investing and financing activities:

   Income taxes paid.....................................................................    $     66       $  1,495       $     64
                                                                                             ========       ========       ========
   Interest paid, net of interest capitalized............................................    $  3,079       $  1,287       $     15
                                                                                             ========       ========       ========
   Acquisition of equipment with capital lease financing.................................    $    750       $  6,086       $    906
                                                                                             ========       ========       ========
   Acquisition of MMT Assets with long-term debt.........................................    $     --       $     --       $  5,000
                                                                                             ========       ========       ========
   Acquisition of MMT Assets with accrued liabilities....................................    $     --       $  5,200       $     --
                                                                                             ========       ========       ========
   Reclassification of machinery and equipment to other current assets...................    $     --       $   (426)      $   (475)
                                                                                             ========       ========       ========
   Reclassification of other assets to property and equipment............................    $     --       $  1,325       $     --
                                                                                             ========       ========       ========
   Conversion of redeemable preferred stock..............................................    $     --       $     --       $ 19,416
                                                                                             ========       ========       ========
   Reclassification of long-term debt to short-term borrowing............................    $ 17,518       $     --       $     --
                                                                                             ========       ========       ========
   Accounts payable due related party....................................................    $  1,005       $     --       $     --
                                                                                             ========       ========       ========

 The accompanying notes are an integral part of these consolidated financial statements.

                                   ATC INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all dollar amounts in thousands unless otherwise noted,
                            except per share data)

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

     Hazardous waste is waste that is classified as hazardous under U.S. governmental acts. The list of "hazardous substances" covered by these laws is extensive and includes a large number of chemicals, metals, pesticides, biological agents, toxic pollutants and other substances. ATG is not engaged in the large but highly competitive hazardous waste treatment market other than through the environmental restoration services provided by its Field Engineering Group. Historically, ATG has processed a broad range of hazardous substances at client sites during the execution of environmental restoration projects.

     In May 1998, the Company completed an initial public offering of 1,900,000 shares of common stock and in June 1998, sold an additional 285,000 shares of common stock. Total proceeds to the Company, net of underwriting discounts and other direct expenses, were approximately $15.7 million.

     During June and July 2000, ATG completed a $5.5 million private placement of 2.75 million shares of common stock at $2 per share. In addition, the Company issued 192,500 warrants at an exercise price of $2.75 per share in connection with the private placement. ATG received a total of approximately $5.1 million in net proceeds from this private placement.

     Under agreements with the shareholders purchasing shares in June 2000, ATG is currently required to issue a total of 578,875 shares and may be required to issue up to a maximum of 1,059,300 shares of common stock to the selling shareholders without payment of additional consideration. ATG may also be required to issue up to a maximum of 2,050,632 additional shares of common stock to three of the selling shareholders pursuant to the terms of an agreement with these three selling shareholders should the average closing price of ATG's stock for the 30 trading days prior to November 1, 2001 be less than $2.00 per share. The issuance of these additional shares including the shares that may be issued should ATG's stock fall below $2.00 for the 30 trading days prior to November 1, 2001 will have a dilutive effect. ATG may further be required to issue up to a total of 1,530,000 shares of common stock upon the exercise of outstanding warrants and options, which on December 31, 2000 had a weighted average exercise price of $4.03 per share.

     Restatement of 1998 Financial Results: Subsequent to filing a registration statement on Form S-1 with the Securities and Exchange Commission ("SEC") on September 20, 2000 and amendments thereto, which included the audited financial statements of ATG Inc. (the "Company") for the years ended December 31, 1999, 1998 and 1997, the Company became aware that the revision of its purchase price in 1999 for the business acquired effective December 1, 1998 was not in accordance with generally accepted accounting principles. Based on the information available to the Company at the time of the purchase price allocation, the Company misapplied the fact situation surrounding the allocation of the purchase price to a certain acquired liability, "pre acquisition waste." The revisions had no impact on the statement of operations reported for any period within the three year period ended December 31, 1999. The Company will be filing a Form 10-K/A for the year ended December 31, 1999 to reflect the restatement.

Liquidity and Going Concern Considerations

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 and 18 to the financial statements, the Company is in default of certain provisions related to the Company's credit facility. The default allows the bank consortium to demand repayment of the outstanding balance. The Company has incurred a substantial operating loss during 2000 and has negative working capital of $35,239 at December 31, 2000. The Company requires additional capital to meet its obligations and accomplish the Company's business plan, which raises substantial doubt about its ability to continue as a going concern. Management's plans are discussed in Note 18. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

  Revenue Recognition

     Revenue includes fees for waste processing services and technology license fees. Revenue from waste processing is recognized upon the completion of the waste treatment process. Revenue from licensing or technology transfer agreements is recognized when received unless there are future commitments, in which case the revenue is recognized over the term of the agreement.

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

  Property and Equipment

     Property and equipment are stated at cost and are depreciated on the straight-line basis over the estimated useful lives of the assets, which range from three to forty years. The Company self constructs substantially all of its waste processing facilities, and includes as captialized costs, direct materials and labor and related overhead and cost of construction included certain employee costs related to procurement, engineering and design, supervision, subcontractor administration and permitting and testing. Cost includes expenditures for major improvements and replacements and the net amount of interest costs related to qualifying construction projects. Expenditures for major renewals and betterments are capitalized. Expenditures for maintenance and repair expenses are charged to expense as incurred. The Company's policy is to regularly review the carrying amount of specialized assets and to evaluate the remaining life and recoverability of such equipment in light of current market conditions.

  Accounting for the Impairment of Long-lived assets

     The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Please see Note 3 for impairment charge discussion.

  Intangible Assets

     Intangible assets are stated at acquisition cost and are amortized on the straight-line basis over the estimated useful lives of the assets, which range from three to twenty-five years. Acquisition cost includes the value of patents, licenses, non-compete covenants and goodwill. The Company's policy is to capitalize only such costs which are purchased. The Company's policy is to regularly review the carrying amount of intangible assets and to evaluate the remaining life and recoverability of such assets in light of current market conditions.

  Contingencies, Risks, and Uncertainties

  Environmental Permits

     The Company operates its fixed facilities under regulations of, and permits issued by, various state and federal agencies. The Company, typically, is in the process of seeking new permits, renewals and/or expansion permits. There can be no assurance of the successful outcome of any permitting efforts. The permitting process is subject to regulatory approval, time delays, local opposition and potentially stricter governmental regulation. In the event a permit is not granted, facility construction programs could be delayed, changed, or abandoned and could result in substantial losses which would have a material adverse effect on the Company's consolidated financial position. The Company reviews the status of permitting projects on a periodic basis to assess realizability of related asset values. As of December 31, 2000, management believes that assets which could currently be affected by permitting efforts are recoverable at their recorded values.

  Department of Energy -- Hanford

     In connection with the Company's contract with the Department of Energy's Hanford Reservation (DOE Hanford), DOE Hanford by US federal law, was required to commence non-thermal treatment of the DOE Hanford low-level mixed waste stored in Richland, Washington by September 30, 1999, and thermal treatment of this waste by December 31, 2000. ATG, which the Department of Energy contracted with to process this waste, commenced non-thermal treatment of the waste by December 1999 and thermal treatment by December 2000. Although ATG's contract also required that ATG obtain all licenses, permits and approvals for, and place our treatment facility for low-level mixed waste in operation by November 10, 2000, ATG did not meet this deadline due to the lack of completion of the demonstration testing of our Richland facility. The Department of Energy has been notified of the 2001 schedule for completion of demonstration testing and ATG's violation of the November 10, 2000 deadline. To date, the Department of Energy has not notified ATG of any corrective actions nor has ATG obtained a waiver of this violation.

  Governmental Regulation

     ATG may not be able to comply with all of the environmental and other regulatory requirements applicable to ATG's business, which could prevent ATG from operating the business according to the business plan. If ATG fails to timely obtain, or to comply with the conditions of applicable federal, state and local governmental licenses, permits or approvals for the Company's waste treatment facilities and services, ATG could be prevented from operating the facilities and providing services, resulting in a significant loss of revenue. ATG is required to complete thermal demonstration testing to receive approval to become fully operational at the ATG processing facility for low-level mixed waste in Richland, Washington. ATG is scheduled to conduct demonstration testing in 2001. The cost to complete this testing is approximately $2 million. ATG currently does not have the funds to complete demonstration testing. ATG must acquire the $2 million from additional equity or debt financing or from a government funded research and development program at the Department of Energy. Currently, the regulatory authorities are allowing ATG to process contracted waste streams as ATG prepares for demonstration testing. The regulatory agencies allow up to 720 hours, or with an extension, up to 1440 hours, of waste stream processing prior to demonstration testing. After completion of these 720 hours, or 1440 hours if an extension has been granted, ATG will no longer be able to process contracted waste streams at our Richland facility without successful completion of demonstration testing. ATG is targeting three months or approximately until June 2001, to complete the initial 720 hours, and may request an extension for an additional 720 hours from the regulatory agencies. To date, ATG has processed approximately 310 hours of contracted waste streams. Once thermal demonstration testing of the Richland facility has commenced, if the thermal processing systems do not meet governmental standards, this would delay or prevent this facility from becoming operational for thermal decontamination of mixed waste, resulting in a loss of significant revenue potential at this facility.

     In addition, licenses, permits and approvals for ATG's existing operational facilities and services are subject to revocation or modification under a variety of circumstances. As our business expands and as ATG introduces new technologies, ATG will be required to obtain additional operating licenses, permits or approvals. ATG may also be required to obtain additional operating licenses, permits or approvals if new environmental legislation or regulations are enacted or existing legislation or regulations are amended, reinterpreted or enforced differently than in the past. Any new governmental requirements that raise compliance standards may require us to modify our waste treatment technologies to conform to more stringent regulatory requirements. ATG may not be able to continue to comply with all of the environmental and other regulatory requirements applicable to ATG's business.

     Company facilities may be shut down due to equipment failure or failure to comply with government regulations, which could significantly reduce our revenues. If any of the Company's principal waste treatment systems were to be shut down for any appreciable period of time, because of either equipment breakdown or regulatory action in response to an alleged safety or other violation of the terms of the licenses under which we operate, our revenues could be significantly reduced. A shutdown of operating facilities will result in the loss of revenues and possibly other future potential revenues from future contracts if the Company was not able to bid for contracts successfully because the waste treatment systems at the Company's fixed facilities did not perform consistently in conformance with safety and other requirements. ATG's fixed facilities are subject to frequent routine inspections by the regulatory authorities issuing the licenses. The SAFGLAS system was shut down from September 5 to September 28, 1999 due to an equipment failure, resulting in business interruption losses and property damage of $2.7 million, of which to date only $829,000 has been reimbursed by insurance. ATG has experienced other shutdowns of our facilities for short periods of time in the past.

  Dependence on Large Customers

     A loss on one or more of the Company's larger contracts could significantly reduce the Company's revenues. If ATG is unable to accurately calculate or integrate the cost of performing a large, multi-year contract in its contract bid and the costs are understated significantly, ATG would likely incur a loss which would significantly reduce the Company's revenues. ATG increasingly pursues large, governmental and private sector, multi-year contracts as a method of achieving more predictable revenue, more consistent utilization of equipment and personnel, and greater leverage of sales and marketing costs. The government contracts in particular are usually awarded as a result of a competitive bidding process requiring ATG to estimate and accurately predict its cost of performance. These large contracts impose significant risks if actual costs are higher than those estimated by ATG at the time of bid.

  Litigation

     The Company in the normal course of business has pending litigation. If the Company were to lose any of three pending civil actions, including a wrongful death action, the Company may be subject to a potentially large damage award. ATG is a defendant in a pending wrongful death civil action seeking damages in excess of $8 million, including exemplary damages of $5 million, for the death of an employee of a scrap metal dealer who died as a result of an exploding piece of ordnance. The action alleges that ATG's sub-contractor supplied the ordnance to the scrap dealer. A second lawsuit seeking damages of $200 was filed by three other persons alleging physical injuries and emotional distress caused by the accident. A third lawsuit seeking damages of $1.2 million was filed by the property owner where the explosion occurred alleging business interruption and property damage. ATG is a named defendant in the second and third actions as well.

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

  Concentration of Credit Risk

     The majority of the Company's cash and cash equivalents are held with major banks in the United States. The Company's customers consist mainly of agencies of the U.S. government and large U.S. companies. The Company performs ongoing credit evaluation of its customers' financial condition. As of December 31, 2000, agencies of the U.S.government represented 55% of accounts receivable and 30% of total revenue for the year then ended. As of December 31,1999, agencies of the U.S. government represented 39% of accounts receivable and 27% of total revenue for the year then ended. As of December 31, 1998, agencies of the U.S. government represented 51% of accounts receivable and 55% of total revenue for the year then ended. The Company generally does not require collateral.

  Computation of Net Income/(Loss) Per Share

     Basic income per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period.

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

3. Acquisition of Business and Subsequent Abandonment of Assets

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

     These assets were acquired through a combination of cash, notes payable, and the assumption of certain debts, including the obligation to provide for disposal of certain legacy wastes which were in process at the date of acquisition. The Company paid $10.5 million in cash at closing, agreed to pay $1.0 million in cash one year from closing and agreed to make future payments of 5% of the earnings before interest, taxes, depreciation and amortization of ATG Catalytics, but not less than $800 annually for five years (minimum of $4.0 million).

     The transaction has been accounted for as a purchase and, accordingly, results of operations include the operations of the new businesses since the date of acquisition. The purchase price has been allocated to the net assets acquired and will be amortized over the lives of those assets.

(Dollars in millions)
---------------------                   Valuation
                                        ---------
Restricted cash and other assets          $  2.7
Accounts receivable                          2.8
Property and equipment                      22.2
Intangibles including goodwill               1.4
Accrued liabilities                        (13.4)
                                          ------
Net assets acquired                       $ 15.7
                                          ======

Restructuring

     During the quarter ended June 30, 2000, the Company announced and completed a restructuring plan, which included a workforce reduction of approximately 110 employees at its Tennessee facilities. The plan was primarily aimed at improving cost efficiencies and waste treatment processes. The Company recorded a $500 maintenance supply inventory write-down and a restructuring charge of $1.9 million which included non cash charges of $800 for equipment taken out of service and abandoned.
Asset Abandonment

     During the fourth quarter of 2000, the Company completed a review of the Tennessee fixed facilities concerning the utilization of a modified Q-CEP thermal treatment system for the processing of specialty niche waste streams. Due to the prohibitive cost and the unknown prospect of success related to the proposed system modification, the Company formally abandoned the Q-CEP thermal treatment system during the fourth quarter of 2000 and recorded a non cash asset impairment charge of $14.1 million. In addition, the Company recorded non cash charges regarding the $1.4 million write-down of goodwill from its acquisition of the Q-CEP assets, a $307 maintenance supply inventory write-down that was charged to cost of revenue, and an $828 write-down of other assets. Furthermore, a charge of $1.2 million was recorded for processing and disposal of secondary waste associated with the shutdown of the Q-CEP facility, of which $1.0 million remains accrued at December 31, 2000.

4. Accounts Receivable

                                                              December 31,
                                                              ------------
                                                            2000        1999
                                                            ----        ----
U.S. Government:
     Amounts billed..................................    $ 3,987     $ 2,867
     Amounts unbilled................................      8,193       7,314
                                                         -------     -------
       Total U.S. Government.........................     12,180      10,181
                                                         -------     -------
Commercial customers:
     Amounts billed..................................      6,078      10,847
     Amounts unbilled................................      3,825       4,982
                                                         -------     -------
       Total commercial..............................      9,903      15,829
                                                         -------     -------
     Total accounts receivable.......................     22,083      26,010
Less: allowances for doubtful accounts...............     (3,417)     (1,522)
                                                         -------     -------
                                                         $18,666     $24,488
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

     Included in the unbilled portion within the above amounts is $3,941 and $3,595, as of December 31, 2000 and 1999, respectively, related to claims for additional services rendered.

The number of claims is two as of December 31, 2000 and 1999.
These amounts have been recognized as revenue and include only direct costs associated with the claim and do not include profit margin. The Company is in the process of submitting contract documents related to these claims. The customer may accept or reject the Company's claim. Should the customer reject the claim, the Company may be required to seek alternative remedies, including litigation.

5. Restricted Investments

     The Company has restricted cash of $149 and $16,014 as of December 31, 2000 and 1999 respectively, from the issuance of tax-exempt Solid Waste Revenue Bonds, that is to be utilized exclusively for the construction of its mixed waste treatment facility in Richland, WA. See Note 9 - Borrowing Arrangements for further details. In addition, the Company has restricted cash of $303 as of December 31, 2000 regarding the completion of various obligations.

6. Property and Equipment

                                                                 December 31,
                                                                 ------------
                                                               2000        1999
                                                               ----        ----
Land....................................................    $ 1,979     $ 2,957
Buildings and improvements..............................     36,354      32,530
Machinery and equipment.................................     40,478      23,921
Office furniture and equipment..........................      1,492       1,635
                                                            -------     -------
Property and equipment at cost..........................     80,303      61,043
Less: accumulated depreciation and amortization.........     (6,466)     (4,795)
                                                            -------     -------
                                                             73,837      56,248
Construction-in-progress................................     16,272      24,180
                                                            -------     -------
                                                            $90,109     $80,428
                                                            =======     =======

     Property and equipment costs include capitalized labor and overhead, including interest costs related to the construction of buildings, building improvements and equipment. Capitalized interest costs totaled $3,406, $1,410, and $1,027, in 2000, 1999, and 1998 respectively. Depreciation and amortization expense on property and equipment was $2,918, $1,809, and $765 in 2000, 1999, and 1998, respectively, and a portion is included in cost of revenue in the amount of $385, $675, and zero, in 2000, 1999, and 1998 respectively. All property and equipment serve as collateral to notes payable agreements to banks and other creditors.

     Mixed Waste Facility

     During 1999, construction of the Company's new mixed waste treatment facility in Richland, Washington began and was substantially completed during 2000 resulting in a substantial increase in property and equipment over the prior year and a decrease in construction in progress over the prior year. The facility began operations in nonthermal treatment lines in late 1999 and thermal treatment lines in late 2000. The facility is financed by the issuance of $26.5 million of tax-exempt Solid Waste Revenue Bonds. See Note 9 - Borrowing Arrangements for further details.

7. Accrued Liabilities

     Accrued liabilities at December 31, 2000 and 1999 consisted of:

                                                                 December 31,
                                                                 ------------
                                                               2000        1999
                                                               ----        ----

Income taxes payable.....................................   $ 1,470     $ 4,075
Waste acquisition........................................       132       5,167
Other....................................................    11,276       5,955
                                                            -------     -------
                                                            $12,878     $15,197
                                                            =======     =======

8. Transactions with Related Parties

     On June 30, 2000, ATG sold a total of 2,000,000 shares of common stock for $2.00 per share in a private placement to Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P. The stock purchase agreements require ATG to file a registration statement with the SEC to register the resale of the private placement shares. If the registration statement is not filed within 45 days and effective within 120 days, then the stock purchase agreements require ATG to issue additional shares of common stock to the funds in amounts calculated based on the length of the delays, but not to exceed 36% of the number of private placement shares. Because the registration statement was filed after more than 45 days and was not effective within 120 days, the funds became entitled to receive 240,000 additional shares up to a maximum of 720,000 shares of common stock as provided in the stock purchase agreements.

     However, on December 29, 2000, ATG entered into a settlement agreement with the funds whereby ATG and the funds settled disputes about their respective rights and obligations under the stock purchase agreements. The funds agreed to waive their rights under the stock purchase agreements to receive additional shares of common stock and other alleged rights in exchange for a one-time right, exercisable by written notice to ATG on or before November 15, 2001, to have the price of their private placement shares reset. The reset right will be based on the average closing price of ATG common stock for the 30 trading days prior to November 1, 2001 if less than $2.00 per share, except that the price may not be reset to a price that is lower than the average closing price of ATG common stock for the 15 trading days prior to December 27, 2000. ATG may be required to issue up to a maximum of 2,050,632 shares of common stock pursuant to the terms of the reset right. Under the settlement agreement, ATG is not required to honor any reset notice from the funds if, within ten business days after receiving the notice, ATG repurchases all of the funds' private placement shares for $2.00 per share. The settlement agreement further provides that if ATG's registration statement is not effective by March 31, 2001, then the funds' rights to receive additional shares under the stock purchase agreements will automatically be reinstated.

     The Company has a note payable to a former Director of $225 at December 31, 2000 and 1999. The amount is due December 31, 2001. The amount is included in short term debt at December 31, 2000.

     The President and Executive Vice-President and directors of ATG, have each guaranteed the obligations of ATG under (i) two promissory notes in the principal amounts of $2,069 and $1,996 held by a financial institution; (ii) a commercial lease agreement between ATG and another financial institution with an aggregate rental amount of $103; and a promissory note in the principal amount of $1,500 held by an individual.

     In connection with the issuance of certain bonds, undertakings and other instruments of guarantee in favor of ATG, the President and Executive Vice-President have each executed (i) a blanket indemnity agreement in favor of an insurance company, indemnifying the insurance company against any losses that the insurance company may incur in connection with the issuance of any such bonds, undertakings or other instruments of guarantee, and (ii) a blanket Continuing Agreement of Indemnity - Contractor's Form for the benefit of three other insurance companies, indemnifying such entities against any losses that such entities may incur in connection with the issuance of any such bonds, undertakings or other instruments of guarantee. As of December 31, 2000, the potential aggregate liability of the President and Executive Vice-President under the blanket indemnities was approximately $36.

     During 2000, the President and Executive Vice President advanced $1,005 to ATG. This amount is included in the balance sheet caption "accounts payable" and bears interest at the rate of 12%.

     In 1998, the Company entered into a demolition and construction management project with a partnership in which the President and Executive Vice President of the Company have a combined 50% ownership interest. The total contract value is approximately $4,967 of which revenues of $2,779 and $1,403 were recognized in 2000 and 1999 respectively. Costs of $2,423 and $1,354 in 2000 and 1999, respectively, are associated with this project. The related accounts receivable include $848 and $857 at December 31, 2000 and 1999, respectively.

9. Borrowing Arrangements

     In November 1999, the Company completed an agreement with a consortium of banks (the Banks) for a credit facility in the amount of $45 million. The credit facility includes a letter of credit in support of tax-exempt Solid Waste Revenue Bonds (the Bonds) in the aggregate face amount of $26.5 million (the "letter of credit"). The Bonds were issued during November 1999, and bear interest at a floating rate (5.10% at December 31, 2000), based upon prevailing market conditions, which is redetermined every seven days. The Bonds are due October 31, 2014 and may be prepaid at any time without penalty. The proceeds, including the remaining restricted cash balance of $149 and $16.0 million as of December 31, 2000 and 1999 respectively, are to be applied exclusively for the construction of the Company's Low Level Mixed Waste facility in Richland, Washington. The credit facility also includes a five year revolving working capital line of credit, due October 2004,in the amount of $18 million, including a letter of credit facility of $5 million. Borrowings, when made, bear a variable interest rate based on certain financial ratio criteria. The Banks provided additional borrowings of $5.75 million in April, 2000; the additional borrowings were due June 30, 2000. The Company currently has borrowings of $23.75 million at the Banks' default rate of 12.75%. The credit facility is collateralized by accounts receivable, inventory and equipment.

     The credit facility agreement requires the Company to comply with certain covenants, including capital asset acquisition limits, limits on additional debt, minimum levels of tangible net worth, dividend payment restrictions and maintenance of certain financial ratios. The Company failed to meet as of December 31, 2000, and for each of the quarterly periods in the year ended December 31, 2000 certain financial covenant ratios.

     As discussed in Note 18, at March 31, 2000 ATG was in violation of the revised financial ratios under the credit facility. Pursuant to a forbearance and consent agreement dated as of June 1, 2000, the lenders agreed to forbear in the exercise of any of their rights or remedies with respect to March 31, 2000 covenant defaults until no later than June 30, 2000. At June 30, 2000, ATG failed to make a required payment of principal in the approximate amount of $5,750 as a mandatory pay-down under the revolving credit facility, so as to bring total borrowings under that facility to the $18 million limit. The occurrence of an event of default would permit the lenders to accelerate the maturity of borrowings already made under the credit facility and to prohibit ATG from making additional borrowings under the facility. To date the lenders have allowed ATG to draw under the facility and have not notified ATG of their intention to accelerate repayment. Management believes that ATG will not be able, on a prospective basis, to comply with the financial covenants in the agreements governing the credit facility without significant accommodations from the lending syndicate.

     ATG on August 11, 2000, obtained a short-term loan in the amount of $1,500 bearing a maturity date of October 5, 2000 from an individual lender. The loan bears interest at a rate of 12% per annum. ATG was unable to repay the loan on its stated maturity date and subsequently obtained an extension until December 15, 2000. ATG is seeking to obtain an extension to the December 15, 2000 due date, but to date has not obtained this extension. ATG anticipates that it will need to obtain additional financing or obtain another extension on the due date in order to repay the loan.

  Long Term Debt

     Long term debt consists of mortgage debt, notes payable, equipment notes payable and obligation under the letter of credit. The mortgage debt bears interest at the annual rate of 8.125%, matures in 2006, and is collateralized by certain of the Company's buildings. The notes payable bear interest at annual rates between 8% and 10%, mature between 2001 and 2005, and are collateralized by certain of the Company's equipment. In addition, notes payable includes the Banks' five year long term revolving credit line that is discussed in the previous section. Equipment notes bear interest at annual rates between 0.9% and 9.0%, mature between 2001 and 2002, and are collateralized by specific equipment.

     Future minimum principal payments are as follows as of December 31, 2000:


                            Mortgage        Notes       Equipment     Revolving Working      Letter of credit     Total Long
                              Debt         Payable        Notes       Capital Credit Line    Obligation/Bonds     Term Debt
                          ------------  -------------  ------------  ---------------------  -------------------  ------------
2001....................          $ 59        $2,708        $  959                $23,750             $    --        $27,476
2002....................            59           839           314                    --                   --          1,212
2003....................            59           836           --                     --                   --            895
2004....................            59           824           --                     --                   --            883
2005....................            59            21           --                     --                   --             80
Thereafter..............            69           --            --                     --                26,500        26,569
                                  ----        ------        ------                -------              -------       -------
                                   364         5,228         1,273                 23,750               26,500        57,115
Less: current portion               59         2,708           959                 23,750                  --         27,476
                                  ----        ------        ------                -------              -------       -------
                                  $305        $2,520        $  314                $    --              $26,500       $29,639
                                  ====        ======        ======                =======              =======       =======

  Capital Lease Obligations

     As of December 31, 2000, future minimum lease payments under capital leases are as follows:

2001................................................................   $3,057
2002................................................................    2,897
2003................................................................    2,393
2004................................................................    1,027
                                                                       ------
Total minimum lease payments........................................    9,374
Less amount representing interest...................................    1,543
                                                                       ------
Present value of future minimum lease payments......................    7,831
Less: current portion...............................................    3,057
                                                                       ------
Total capital lease obligations, net of current portion.............   $4,774
                                                                       ======

10. Commitments and Contingencies

     In June 1992, ATG entered into a contract with the U.S. Army under which ATG acted as the prime contractor to "surface clear" expended ordnance from a firing range at Fort Irwin, California. In March 1997, a piece of ordnance exploded on the premises of a scrap metal dealer in Fontana, California. An employee of the scrap dealer died in the accident. Although the scrap dealer had purchased expended ordnance and other military scrap metal from a number of military facilities, including Fort Irwin, the scrap dealer indicated that the ordnance which exploded was purchased from Fort Irwin. The U.S. Army contended that a subcontractor to ATG on the Fort Irwin contract had improperly certified ordnance cleared from the Fort Irwin firing range as free of hazardous and explosive material prior to the sale of ordnance to the scrap dealer. As a result, the U.S. Army terminated the Fort Irwin contract for default, and demanded repayment from ATG of alleged reprocurement costs totaling $945,000. ATG believes it fully complied with the terms of the Fort Irwin contract and applicable laws and regulations and challenged the default termination in an action against the U.S. Army filed in the Court of Federal Claims in July 1997. In July 1998, the U.S. Army and ATG settled the matter. The termination for default was rescinded and ATG agreed to no longer bid on surface-clearing work at active U.S. Army firing ranges.

     In connection with the accident, in March 1998 a wrongful death civil action was filed in San Bernardino County Superior Court against the subcontractor, a supervisory employee of the subcontractor, the owners of the premises occupied by the scrap dealer, and ATG, seeking damages in excess of $8 million, including exemplary damages of $5 million. A second action was filed at the same time in San Bernardino County Superior Court against the same defendants by three other persons alleging physical injuries and emotional distress caused by the accident. The parties in the second action are seeking general damages subject to proof estimated to be in the amount of $200. A third action was also filed in San Bernardino County Superior Court against the same defendants by the property owner where the accident occurred asserting business interruption and property damage caused by the accident in the amount of $1,200. ATG has tendered the defense of each of these actions to its insurance carrier, which is presently handling the matters for ATG, and we intend to vigorously contest all of the claims asserted in these actions. We believe that we acted properly with respect to the Fort Irwin contract, and that we should not be liable for the injuries caused by the accident. We also intend to seek indemnification from the subcontractor for the full amount of any costs, damages and liabilities which we may incur in connection with or as a result of these lawsuits. The subcontractor has advised ATG that the subcontractor's comprehensive general liability insurance policy covers the claims asserted against the subcontractor, and that the policy coverage limit is $7 million per occurrence. Although we believe that all of the claims asserted against ATG are without legal merit, the outcome of these lawsuits is uncertain. Any judgment of liability against ATG, especially to the extent damages exceed or are not covered by insurance or are not recoverable by ATG from the subcontractor, could have a material adverse effect on our business, financial condition and results of operations.

     In addition to the contingency disclosed above, from time to time we are a party to litigation or administrative proceedings relating to claims arising from our operations in the normal course of business. Management, on the advice of counsel, believes that the ultimate resolution of litigation currently pending against ATG is remote, either individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

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

  1998 Stock Ownership Incentive Plan ("Incentive Plan")

     A total of 1,000,000 shares of common stock have been reserved for issuance under the Incentive Plan. The Board of Directors may grant incentive stock options or non-statutory stock options to employees at 100% of the fair market value of the stock on the date of grant. Vesting terms are to be determined by the Board of Directors (typically three years) and options generally expire ten years from the date of grant.

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

     The following option activity occurred in all stock option plans in the three years ended December 31, 2000:

                                                                       Weighted
                                    Options                             Average
                                   Available   Outstanding   Exercise   Exercise
                                   for Grant     Options      Price      Price
                                   ---------     -------      -----      -----
Balance, December 31, 1997......          -    1,070,000    $0.01-$7.50  $1.95
  Authorized....................    900,000            -
  Granted.......................   (607,500)     607,500    $5.00-$8.56  $6.55
  Exercised.....................          -     (147,122)   $0.01-$1.00  $0.23
  Terminated....................          -      (13,000)   $0.01-$5.00  $0.62
  Cancelled.....................    143,500     (143,500)   $8.50-$8.56  $8.54
                                   --------    ---------
Balance, December 31, 1998          436,000    1,373,878    $0.01-$8.50  $3.49
                                   ========    =========
Granted.........................   (135,000)     135,000    $4.25-$8.62  $5.96
Exercised.......................          -     (203,456)   $0.10-$5.50  $2.34
Cancelled.......................     81,612      (81,612)   $1.00-$8.50  $6.60
                                   --------    ---------
Balance, December 31, 1999          382,612    1,223,810    $0.01-$8.62  $3.81
                                   ========    =========
Granted.........................   (291,500)     291,500    $0.01-$4.88  $2.97
Exercised.......................          -      (30,465)   $0.01-$5.50  $0.06
Cancelled.......................    337,755     (337,755)   $0.01-$6.38  $5.30
                                   --------    ---------
Balance, December 31, 2000          428,867    1,147,090    $0.01-$8.63  $3.22
                                   ========    =========

     As of December 31, 2000, options to purchase 793,338 shares of Common Stock at $0.10 to $8.62 per share were fully vested and exercisable under the Plans.

     During August 1998, the Company cancelled options granted to employees to acquire 125,500 shares of Common Stock with prices ranging from $8.50 to $8.56 and issued new options to acquire the same number of shares at a price of $6.375 per share.

     In connection with the grant of options for the purchase of 554,000 shares of Common Stock to employees during the period from January 1, 1997 through December 31, 1997, the Company recorded aggregate deferred compensation expense of approximately $389 representing the difference between the deemed fair value of the Common Stock and the option exercise price at date of grant. Such deferred compensation is being amortized over the vesting period relating to these options, of which $32 and $120 have been amortized during the years ended December 31, 2000 and 1999, respectively, and is included in the statement of operations within the caption "Stock-based compensation expense".

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

                                                              December 31,
                                                      --------------------------
                                                          2000     1999    1998
                                                          ----     ----    ----
Net income (loss) available to common shareholders...  $(25,544)  $5,173  $5,149
Net income (loss) -FAS 123 adjusted..................   (25,851)   4,660   4,917
Earnings per share - as reported:
   Basic.............................................     (1.65)    0.37    0.40
   Diluted...........................................     (1.65)    0.35    0.38
Earnings per share-FAS 123 adjusted:
   Basic.............................................     (1.67)    0.33    0.38
   Diluted...........................................     (1.67)    0.32    0.36

     The fair value of each option grant under the Plans is estimated on the date of the grant using the Black-Scholes option-pricing model with weighted average risk free interest rates of 6.48%, 5.63%, and 4.89%, and an expected life of 2.2, 1.54, and 2.6, and volatility of 119.5%, 71.86%, and 67.4% at
December 31, 2000, 1999, and 1998, respectively.

     The following table summarizes the stock options outstanding at December 31, 2000:


                                        Options Outstanding                      Options Exercisable
                                -----------------------------------------------------------------------------
                                                                                                  Weighted
                                  Weighted                                                        Average
                                  Average           Weighted                       Weighted       Fair
Range of                          Remaining         Average                        Average        Value at
Exercise           Number         Contractual       Exercise      Number           Exercise       Date of
Prices             Outstanding    Life              Price         Exercisable      Price          Grant
------             -----------    ----              --------      -----------      -----          -----
$0.10                103,000       4.9              $0.10          103,000           $0.10         $0.10
$1.00                357,656       5.6              $1.00          355,600           $1.00         $1.00
$2.25-$4.13          130,000       9.4              $3.13           60,000           $2.50         $2.50
$4.25                 30,000       9.0              $4.25           10,000           $4.25         $4.25
$4.44                115,500       9.0              $4.44                0           $4.44         $4.44
$4.88                  5,000       9.0              $4.88                0           $4.88         $4.88
$5.00                182,934       6.6              $5.00          173,405           $5.00         $5.00
$5.38-$7.44          118,000       8.0              $6.38           84,666           $6.31         $6.31
$7.50                100,000       4.1              $7.50           60,000           $7.50         $7.50
$8.63                  5,000       8.2              $8.63            1,667           $8.63         $8.63

  Employee Stock Purchase Plan ("Purchase Plan")

A total of 200,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the Company's common stock on the first or last day of each six-month offering period. The total shares purchased under the plan during 2000 and 1999, were 30,000 and 15,000 respectively.

12. Common Stock Warrants

     Warrants to purchase 190,000 shares of Common Stock were granted upon the completion of the Company's initial public stock offering. These warrants became exercisable in May 1999 and expire in May 2003. The warrant exercise price is $10.20 per share.

     Warrants to purchase 192,500 shares of Common Stock were granted upon the completion of the Company's private placement stock offering during June 2000. These warrants became exercisable in June 2000 and expire in June 2005. The warrant exercise price is $2.75 per share.

13. Income Taxes

     The components of income tax expense (benefit) are approximately as follows:

                                                               December 31,
                                                        ------------------------
                                                          2000     1999    1998
                                                          -----    ----    ----
Current
     Federal........................................... $(1,360) $3,659  $2,439
     State.............................................     101     489     406
Deferred:
     Federal...........................................    (640)    (635)    304
     State.............................................      --     (64)      7
                                                        -------  ------  ------
        Total.......................................... $(1,899) $3,449  $3,156
                                                        =======  ======  ======

     The Company's effective tax rate differs from the U.S. federal statutory tax rate, as follows:


                                                               December 31,
                                                        ------------------------
                                                          2000     1999    1998
                                                          ----     ----    ----
Income tax provision (benefit) at statutory rate.......   (34.0)%  34.0%   34.0%
State taxes, net of federal tax effect.................     0.4     3.7     3.3
Non-deductible items...................................     0.9     1.1     0.4
Change in valuation allowance & losses not benefited...    24.2      --      --
Other..................................................     1.6     1.2     0.3
                                                        -------    ----    ----
Effective tax (benefit) rate...........................    (6.9)%  40.0%   38.0%
                                                        ========   ====    ====


     Components of the deferred income tax balance are as follows:

                                                               December 31,
                                                        ------------------------
                                                          2000     1999    1998
                                                          ----     ----    ----
Deferred tax assets
  Net operating loss carryforwards..................... $ 4,775  $   --   $  --
  Accrued expenses.....................................   2,898   1,252     183
  Tax credits..........................................     305      --      --
  Other................................................      --      --      --
                                                        -------  ------   -----
     Deferred tax assets............................... $ 7,978  $1,252   $ 183
                                                        =======  ======   =====
Deferred tax liabilities
     Depreciation and amortization..................... $(3,069) $  612   $ 473
                                                        =======  ======   =====
Valuation allowance....................................  (4,908)     --      --
                                                        -------  ------   -----
Net deferred tax asset (liability)..................... $    --  $  640   $(290)
                                                        =======  ======   =====

     As of December 31, 2000, the Company had net operating loss carryforwards available to reduce its future taxable income of approximately $12,745 and $11,773 respectively, for federal and state income tax purposes. The federal and state net operating losses will expire between 2005 and 2020.

     For federal and state tax purposes, the Company's net operating loss carryforwards may be subject to certain limitations on annual utilization in the event of changes in ownership, as defined by federal and state law.

     During 2000, the Company determined that its cumulative net operating losses incurred exceeded the amount of tax carry back available. Additionally, due to the uncertainty of future recoverability, the Company recorded a full valuation allowance against its deferred tax assets. The Company will provide a full valuation against its deferred tax assets until such time as evidence shows it is more likely than not that the deferred tax assets are recoverable.

14. Earnings Per Share (EPS)

     A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                               For the Years Ended December 31,
                                             -----------------------------------
                                                2000         1999        1998
                                                ----         ----        ----
Numerator - Basic and Diluted EPS
     Net income (loss) available to
     common shareholders...................   $(25,544)    $ 5,173      $ 5,149
                                             =========     =======      =======
Denominator - Basic EPS
     Common shares outstanding.............     15,494      14,048       12,975
                                             ---------     -------      -------

Basic earnings (loss) per share............   $  (1.65)    $  0.37      $  0.40
                                             =========     =======      =======

Denominator - Diluted EPS
Denominator - Basic EPS....................     15,494      14,048       12,975
     Effect of Dilutive Securities
     Common stock options and penalty
     shares................................         --         548          723
                                             ---------     -------      -------
                                                15,494      14,596       13,698
                                             ---------     -------      -------
Diluted earnings (loss) per share..........   $  (1.65)    $  0.35      $  0.38
                                             =========     =======      =======

     Options and warrants to purchase 1,530,000 and 888,000 and 352,000 shares of Common Stock at exercise prices in excess of the average market price of the Company's common stock were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive for 2000, 1999, and 1998, respectively.

     Under agreements with the selling shareholders of the Company's private placement common stock issuance of June 2000, ATG is currently required to issue a total of 578,875 shares at December 31, 2000, that were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive, and may be required to issue up to a maximum of 1,059,300 shares of common stock to the selling shareholders without payment of additional consideration. ATG may also be required to issue up to a maximum of 2,050,632 additional shares of common stock to three of the selling shareholders pursuant to the terms of an agreement with these three selling shareholders should the average closing price of ATG's stock for the 30 trading days prior to November 1, 2001 be less than $2.00 per share. The issuance of these additional shares including the shares that may be issued should ATG's stock fall below $2.00 for the 30 trading days prior to November 1, 2001 will have a dilutive effect.

15. Employee Retirement Plan

     The Company maintains a Qualified Retirement Plan (401(k) Plan) which covers substantially all employees. Eligible employees may contribute up to 15% of their annual compensation, as defined, to this plan. The Company may also make a discretionary contribution. During 2000 and 1999, the Company contributed $53 and $61 in matching funds through the issuance of shares of its common stock to the 401(k) Plan. The Company did not contribute to the 401(k) Plan during 1998.

16. Sale of Corporate Facilities

     The Company sold to a less than 1% shareholder of the Company, the Company's facility, building and land, located in Fremont California. The Company transferred title to the building to the new owner on December 10, 1999. The terms of the sale agreement includes a sale price of $4.5 million, a deposit payment of $810 at the time of the agreement, assumption of the mortgage debt collateralizing the building, and obtaining additional funding to purchase the building. The sale agreement includes a leaseback provision for a month to month lease provision for the Company at existing market rates and conditions, allows the Company to vacate the building with 60 day notice subject to other provisions, and allows the Company the first right of refusal on a third party sale by the new owner. The sale agreement requires the Company to obtain a certificate of compliance with respect to certain environmental issues with regards to the building prior to vacating the premises. The Company estimates that the certificate of compliance will require, at a cost to the Company, the incurrence of $100 to clean up the building and the duration of the clean up of at least 6 months.

     The Company had "continuing involvement" with the building subsequent to the sale and was the primary debtor of the debt obligation on the building as of December 31, 1999, and in accordance with generally accepted accounting principles, the gain on the sale of the building was deferred pending termination of its continued involvement. The deposit payment of $810 was included within the balance sheet caption, "accrued liabilities" as of December 31, 1999. The Company continued to depreciate the building and account for the building asset and debt as if owned by the Company. The Company has applied the provisions of sale and leaseback accounting to the transaction in 2000 after the Company no longer had any "continuing involvement" with the building.

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


       Segment Information

2000                                                FFG           FEG          Other        Total
                                                ------------  -----------  -------------  ----------
Revenue.......................................       $33,318      $ 8,354      $    --      $ 41,672
Gross Profit..................................        11,735        1,338           --        13,073
Sales, general & administrative expenses......                                                19,549
Stock-based compensation......................                                                    32
Restructuring charge..........................                                                 1,900
Plant write off and abandonment expenses......                                                17,510
Other income..................................                                                 1,261
Interest expense, net.........................                                                (2,786)
Provision (benefit) for income taxes..........                                                (1,899)
                                                                                            --------
  Net income..................................                                              $(25,544)
                                                                                            ========
Segment assets................................        92,406          685        3,484      $ 96,575
Expenditures for long-lived assets............        29,958            4           --      $ 29,962
                                                                                            ========

1999                                                FFG           FEG          Other        Total
                                                ------------  -----------  -------------  ----------
Revenue.......................................       $46,854      $13,808      $    --      $ 60,662
Gross Profit..................................        22,845        1,458           --        24,303
Sales, general & administrative expenses......                                                14,565
Stock-based compensation......................                                                   120
Interest expense, net.........................                                                  (996)
Provision for income taxes....................                                                 3,449
                                                                                            --------
  Net income..................................                                              $  5,173
                                                                                            ========
Segment assets................................        81,058          685        3,480      $ 85,223
Expenditures for long-lived assets............        39,028           35          100      $ 39,163
                                                                                            ========

1998                                                FFG           FEG          Other        Total
                                                ------------  -----------  -------------  ----------
Revenue.......................................       $18,889      $17,011   $    --         $ 35,900
Gross Profit..................................        11,082        5,002        --           16,084
Sales, general & administrative expenses......                                                 7,832
Stock-based compensation......................                                                   120
Interest income, net..........................                                                   173
Provision for income taxes....................                                                 3,156
                                                                                            --------
   Net income....................................                                           $  5,149
                                                                                            ========
Segment assets................................        42,030          650          3,380    $ 46,060

Expenditures for long-lived assets............        21,490           40            120    $ 21,650
                                                                                            ========

  The Company earned $673 and $3,300 in international revenue from customers in Asia during 2000 and 1999, respectively, all of which was performed by FFG. Substantially all of the segment revenues in 1998 were from customers in North America. All revenues are denominated in U.S. dollars.

18.  Liquidity and Going Concern Considerations

The Company's operating results were adversely affected in 2000 as a result of a major shortfall in spent ion exchange processing revenue at the Company's facility in Tennessee. In the three month period ended December 31, 2000, (Note
3) the Company abandoned and shutdown a substantial portion of the operations of the Tennessee facility.

In addition, operating results were adversely affected by the delay in capacity expansion at its low-level radioactive waste thermal processing facility originally planned to be completed in the quarter ended March 31, 2000 and rescheduled for completion in 2001 due to restrictions imposed by lenders and operational issues, resulting in lower than projected revenue and gross margin amounts, and the elimination of a waste processing line at its Tennessee facility, in June 2000 resulting in a $500 inventory writedown charge and a $1.9 million restructuring charge for the three months ended June 30, 2000.

Cash flow in 2000 was negatively affected by the Company's inability to collect field services trade accounts as projected. As a result of the aforementioned factors, the Company is in default of certain financial ratio covenant provisions (debt service to tangible net worth, debt service coverage ratio, and quick ratio) and the mandatory repayment of $5.7 million at June 30, 2000 related to the Company's credit facility at December 31, 2000 and each measurement period within the year 2000.

ATG failed to make interest payments in the last quarter of 2000 of amounts totaling $765 and failed to make interest payments in the first quarter of 2001 of amounts totaling $716. In addition, ATG failed to make fee payments of $60 in the last quarter of 2000 and failed to make a letter of credit fee payment in the first quarter of 2001 in the amount of $219. ATG also was unable to pay a $1,500 short-term loan from an individual lender dated August 11, 2000 which was originally due on October 5, 2000 and was subsequently extended to December 15, 2000. ATG is seeking to obtain an extension of the December 15, 2000 due date, but to date has not obtained this extension.

The occurrence of an event of default permits the lenders to accelerate the maturity of borrowings already made under the credit facility and may prohibit ATG from making additional borrowings under the facility. While the lenders have allowed ATG to draw under the facility and have not notified ATG of their intention to accelerate repayment, management believes that ATG will not be able, on a prospective basis, to comply with the financial covenants in the agreements governing the credit facility without significant accommodations from the lending syndicate. The aforementioned raises substantial doubt regarding ATG's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ATG is reviewing alternative forms of financing in order to comply with the credit facility agreement. Management is reviewing the company's business plan with financial advisors and lenders with the objective of seeking appropriate accommodations and to ascertain what actions can be taken to enhance liquidity and generate cash to assist in paying the company's debt service. The company is also evaluating potential changes in its capital structure and additional financial resources. In June 2000 the company raised approximately $5.1 million in additional equity through the sale of common stock, and $1.5 million in short-term debt during August 2000.

The company's ability to meet its obligations in the normal course of business is dependent upon, among other items, its ability to collect trade accounts receivable, primarily field services trade accounts receivable, competitively price services with the market at a profit, successfully bring on line its mixed waste processing facility, add capacity to its low-level radioactive waste thermal processing facility, return to profitable operations, obtain additional financing and/or restructure the current debt agreement, and obtain waivers of debt covenant violations.

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

Date:  May 4, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Doreen M. Chiu            Chairman, President and Chief                     May 4, 2001
----------------------------  Executive Officer (Principal Executive Officer)
Doreen M. Chiu

/s/ Dennis Williamson         Controller and Acting Chief Financial Officer     May 4, 2001
----------------------------  (Principal Financial and Accounting Officer)
Dennis Williamson

/s/ Frank Y. Chiu             Executive Vice-President                          May 4, 2001
----------------------------  Director
Frank Y. Chiu

/s/ George Doubleday II       Director                                          May 4, 2001
----------------------------
George Doubleday II

/s/ David F. Chan             Director                                          May 4, 2001
----------------------------
David F. Chan

/s/ David R. Sebastian        Director                                          May 4, 2001
----------------------------
David R. Sebastian

/s/ James E. Thomas           Director                                          May 4, 2001
----------------------------
James E. Thomas

                                                                     Schedule II

                                   ATG INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------
                                (in thousands)


                                                                             Additions
                                                           Balance at       Charged to                             Balance
                                                          Beginning of       Costs and                            at End of
Description                                                  Period          Expenses        Deductions (1)        Period
-----------                                                  ------          --------        --------------        ------
Year ended December 31, 1998
  Allowance for doubtful accounts....................         $  119           $  210              $ (24)           $  305
Year ended December 31, 1999
  Allowance for doubtful accounts....................         $  305           $1,359              $(142)           $1,522
Year ended December 31, 2000
  Allowance for doubtful accounts....................         $1,522           $2,085              $(190)           $3,417

(1) Deductions represent accounts receivable amounts that were considered doubtful and previously reserved for that became uncollectible and were written off in the year.