Form 10-Q
period 2001-03-31
ATG INC
filed 2001-05-18
CIK 1054000

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2001.

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

                          Yes   X          No ____
                              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Class                    Outstanding at April 27, 2001
                    -----                    -----------------------------
           Common stock, no par value                  17,014,746

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

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                    Page
                                                                                   ----
Item 1.   Financial Statements....................................................    3

          Condensed Consolidated Balance Sheets...................................    3

          Condensed Consolidated Statements of Operations.........................    4

          Condensed Consolidated Statements of Cash Flows.........................    5

          Notes to Condensed Consolidated Financial Statements....................    6

Item 2.   Management's Discussion And Analysis Of Financial Condition And
          Results Of Operations...................................................   14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..............   27

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................   27

Item 2.   Changes In Securities And Use Of Proceeds...............................   28

Item 3.   Defaults Upon Senior Securities.........................................   28

Item 4.   Submission Of Matters To A Vote Of Security Holders.....................   28

Item 5.   Other Information.......................................................   28

Item 6.   Exhibits and Reports on Form 8-K........................................   29

          SIGNATURE...............................................................   30

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements


                                   ATG INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                March 31,          December 31,
                                                                  2001                2000
                                                              ------------        -------------
                                                                        (Unaudited)
                                    ASSETS
                                    ------
Current assets:
       Cash and cash equivalents                              $     272            $     351
       Accounts receivable, net                                  17,533               18,666
       Prepayments and other                                      5,739                5,315
                                                              ---------            ---------
               Total current assets                              23,544               24,332

Property and equipment, net                                      92,309               90,109
Restricted cash                                                     452                  452
Other assets                                                      5,390                5,408
                                                              ---------            ---------

               Total assets                                   $ 121,695            $ 120,301
                                                              =========            =========

                                  LIABILITIES
                                  -----------
Current liabilities:
       Short-term borrowings                                  $  25,374            $  25,374
       Current portion of long-term debt and capital leases       5,191                5,159
       Accounts payable                                          20,143               16,160
       Accrued liabilities                                       13,329               12,878
                                                              ---------            ---------
                Total current liabilities                        64,037               59,571

Long-term debt and capitalized leases, net                       33,407               34,413
                                                              ---------            ---------
                Total liabilities                                97,444               93,984
                                                              ---------            ---------

Commitments and contingencies (Note 4 and 6)

                             SHAREHOLDERS' EQUITY
                             --------------------
Common stock                                                     47,324               47,308
Accumulated deficit                                             (23,073)             (20,991)
                                                              ---------            ---------
                Total shareholders' equity                       24,251               26,317
                                                              ---------            ---------

                Total liabilities and shareholders' equity    $ 121,695            $ 120,301
                                                              =========            =========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ATG INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                                     Three Months
                                                    Ended March 31,
                                                 --------------------
                                                   2001        2000
                                                 --------    --------
Revenue                                          $  9,774    $ 11,103
Cost of revenue                                     6,233       6,687
                                                 --------    --------
      Gross profit                                  3,541       4,416

Sales, general and administrative expenses          5,120       3,877
Stock-based compensation expense                        -          30
                                                 --------    --------
      Operating income/(loss)                      (1,579)        509

Other income                                          420           -
Net interest income (expense)                        (923)       (499)
                                                 --------    --------
      Income/(loss) before provision for taxes     (2,082)         10

Provision for income taxes                              -           4
                                                 --------    --------

      Net income/(loss)                          $ (2,082)   $      6
                                                 ========    ========

Net income/(loss) per share
      Basic                                      $  (0.12)   $   0.00
      Fully diluted                              $  (0.12)   $   0.00

Weighted average shares
      Basic                                        17,332      14,091
      Fully diluted                                17,332      15,032


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ATG INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                             Three Months Ended
                                                                                        ------------------------------
                                                                                           March 31,        March 31,
                                                                                             2001             2000
                                                                                        ------------     -------------
Cash flows from operating activities:
      Net income/(loss)                                                                    $  (2,082)        $       6
      Adjustments to reconcile net income with cash flow
          from operations:
            Depreciation and amortization                                                        647               610
            Compensation expense for shares issued and options granted                             -                30
            Gain from sale of property                                                          (420)               --
            Change in current assets and liabilities:
                  Accounts receivable                                                          1,133             2,017
                  Prepayment and other current assets                                           (424)             (100)
                  Accounts payable and accrued liabilities                                     4,854            (4,087)
                                                                                           ---------         ---------
             Net cash used in operating activities                                             3,708            (1,524)
                                                                                           ---------         ---------

Cash flows from investing activities:
      Property and equipment acquisitions                                                     (2,819)           (7,761)
      Resticted cash                                                                               -             6,428
      Other assets                                                                               (10)               (2)
                                                                                           ---------         ---------
             Net cash used in investing activities                                            (2,829)           (1,335)
                                                                                           ---------         ---------

Cash flows from financing activities:
      Borrowing from related party                                                                 -               960
      Repayment of long-term debt and capital leases                                            (974)             (420)
      Short-term borrowing                                                                         -                (1)
      Proceeds from issuance of common stock                                                      16                 2
                                                                                           ---------         ---------
             Net cash provided by financing activities                                          (958)              541
                                                                                           ---------         ---------

Decrease in cash and cash equivalents                                                            (79)           (2,318)
Cash and cash equivalents, beginning of period                                                   351             2,776
                                                                                           ---------         ---------
Cash and cash equivalents, end of period                                                   $     272         $     458
                                                                                           =========         =========

Supplemental cash flow information:

      Income taxes paid                                                                    $       -         $      65
                                                                                           =========         =========
      Interest paid, net of capitalized interest                                           $     924         $     613
                                                                                           =========         =========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Audited Consolidated Financial Statements included therein.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which in the opinion of management are necessary for a fair statement of the results for the three months ended March 31, 2001 and 2000. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The results for the three months ended March 31, 2001 are not necessarily indicative of the results for the full fiscal year.

Liquidity and Going Concern Considerations

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company is in default of certain provisions related to the Company's credit facility. The default allows the bank consortium to demand repayment of the outstanding balance. The Company has incurred a substantial operating loss during 2000 and for the three months ended March 31, 2001, and had negative working capital of $35,239 at December 31, 2000 and $40,493 at March 31, 2001. The Company requires additional capital to meet its obligations and accomplish the Company's business plan, which raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Net Income/(Loss) Per Share

Basic net income/(loss) per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income/(loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, and penalty shares for all periods.

A reconciliation of the numerator and denominator of basic and diluted net income/(loss) per share is provided as follows (in thousands, except per share data):


                                                                   Three Months
                                                                  Ended March 31,
                                                          ---------------------------
                                                             2001            2000
                                                             ----            ----
Numerator - Basic and Diluted
   Income per share
 Net income/(loss)                                        $  (2,082)        $     6
                                                          =========         =======
Denominator - Basic
 Common shares outstanding                                   17,332          14,091
                                                          ---------         -------
 Basic net income /(loss) per share                       $   (0.12)        $  0.00
                                                          =========         =======

Denominator - Diluted
 Denominator - Basic                                         17,332          14,091
 Common stock options, warrants, and penalty shares               -             941
                                                          ---------         -------
                                                             17,332          15,032
                                                          ---------         -------
 Diluted net income/(loss) per share                      $   (0.12)        $  0.00
                                                          =========         =======

Diluted net loss per share for the three months ended March 31, 2001 and 2000, excludes options and warrants to acquire 1,607,000 shares and 576,000 shares, respectively, of stock which were anti-dilutive.

In addition, under agreements with certain shareholders of the Company related to the private placement common stock issuance of June 2000, ATG is currently required to issue a total of 582,725 shares and maybe required to issue a maximum of 3,109,932 additional common shares all of which have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

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

     Segment Information

(dollars in millions)
---------------------

Three months ended March 31, 2001                         FFG          FEG         Other       Total
                                                          ---          ---         -----       -----
Revenue......................................      $      7.6     $    2.2     $      --     $   9.8
Gross Profit.................................             3.3          0.2            --         3.5
Sales, general & administrative expenses.....                                                    5.1
Stock-based compensation.....................                                                     --
Other income.................................                                                    0.4
Interest expense, net........................                                                   (0.9)
Provision for income taxes...................                                                     --
                                                                                             -------
 Net income..................................                                                $  (2.1)
                                                                                             =======
Segment assets...............................            95.2          0.7           3.5     $  99.4
Expenditures for long-lived assets...........             2.8           --            --     $   2.8
                                                                                             =======

Three months ended March 31, 2000                         FFG          FEG         Other       Total
                                                          ---          ---         -----       -----
Revenue.......................................     $      8.6     $    2.5     $      --     $  11.1
Gross Profit..................................            3.9          0.5            --         4.4
Sales, general & administrative expenses......                                                   3.9
Stock-based compensation......................                                                    --
Interest expense, net.........................                                                  (0.5)
Provision for income taxes....................                                                    --
                                                                                             -------
 Net income...................................                                               $   0.0
                                                                                             =======
Segment assets................................           88.8          0.7           3.5     $  93.0
Expenditures for long-lived assets............            7.8           --            --     $   7.8
                                                                                             =======


4.   Commitments and Contingencies

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

In addition to the contingency disclosed above, from time to time we are a party to litigation or administrative proceedings relating to claims arising from our operations in the normal course of business. Management, on the advice of counsel, believes it remote that the ultimate resolution of litigation currently pending against ATG, either individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

5.   Liquidity and Going Concern Considerations

Operating results in the quarter ended March 31, 2001 were adversely affected by the delay in capacity expansion at its low-level radioactive waste thermal processing facility originally planned to be completed in the quarter ended March 31, 2000 and rescheduled for completion in 2001 due to restrictions imposed by lenders and operational issues.

Cash flow in the three months ended March 31, 2001 and 2000 and well as fiscal year 2000 was negatively affected by the Company's inability to collect field services trade accounts as projected. As a result of the aforementioned factors, the Company is in default of certain financial ratio covenant provisions (debt service to tangible net worth, debt service coverage ratio, and quick ratio) and the mandatory repayment of $5.75 million at June 30, 2000 related to the Company's credit facility at December 31, 2000 and each measurement period within the year 2000, and at March 31, 2001.

ATG failed to make interest payments in the last quarter of 2000 of amounts totaling $765,443 and failed to make interest payments in the first quarter of 2001 of amounts totaling $715,634. In addition, ATG failed to make fee payments of $60,035 in the last quarter of 2000 and failed to make a letter of credit fee payment in the first quarter of 2001 in the amount of $218,640. ATG also was unable to pay a $1,500,000 short-term loan from an individual lender dated August 11, 2000 which was originally due on October 5, 2000 and was subsequently extended to December 15, 2000. ATG is seeking to obtain an extension of the December 15, 2000 due date, but to date has not obtained this extension.

The occurrence of an event of default permits the lenders of the credit facility to accelerate the maturity of borrowings already made and may prohibit ATG from making additional borrowings under the facility. While the lenders have allowed ATG to draw under the facility and have not notified ATG of their intention to accelerate repayment, management believes that ATG will not be able, on a prospective basis, to comply with the financial covenants in the agreements governing the credit facility without significant accommodations from the lending syndicate. The aforementioned raises substantial doubt regarding ATG's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

6.   Contingencies, Risks, and Uncertainties

Environmental Permits

The Company operates its fixed facilities under regulations of, and permits issued by, various state and federal agencies. The Company, typically, is in the process of seeking new permits, renewals and/or expansion permits. There can be no assurance of the successful outcome of any permitting efforts. The permitting process is subject to regulatory approval, time delays, local opposition and potentially stricter governmental regulation. In the event a permit is not granted, facility construction programs could be delayed, changed, or abandoned and could result in substantial losses which would have a material adverse effect on the Company's consolidated financial position. The Company reviews the status of permitting projects on a periodic basis to assess realizability of related asset values. As of March 31, 2001, management believes that assets which could currently be affected by permitting efforts are recoverable at their recorded values.

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

7.  Subsequent Events

Contract Modification.

ATG has obtained a letter agreement for a contract modification of its low-level mixed waste thermal processing contract with the Department of Energy for the funding of approximately $2 million to complete demonstration testing of its thermal processing facility. The modification is to include five milestone achievements that will allow ATG to receive periodic payments at the completion of each milestone. During April 2001, ATG completed the first two milestones and received payments totaling $990,000. ATG is expecting to meet milestones three and four during June 2001.

Settlement of Claims and Modification of Contract Agreements.

During May 2001, ATG reached agreements with two federal government customers and insurance company in the settlement of contract claims, modification of customer payment terms and a business interruption insurance claim in the aggregate amount of $8.0 million. The agreements are with two federal customers to settle contract modification requests by ATG in the amount of $6.05 million. Of the $6.05 million, approximately $2.0 million represents advances on waste that has been received and is to be processed at a later date. The company has also accepted a $1.94 million insurance settlement offer for its business interruption as a result of the September 1999 SAFGLAS unscheduled shut-down. Under the term of the agreements, the company agrees not to disclose the terms of the settlement agreements nor the individual customers. Other than the advances on waste to be processed, substantially all of the aforementioned items have been recognized in the financial statements as of December 31, 2000 and March 31, 2001 in accordance with generally accepted accounting principles and have been included in the balance sheet caption "Accounts receivable, net", except the insurance claim that is included in the balance sheet caption "Prepayments and other."

                                   ATG INC.
Item 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from those indicated herein as a result of certain factors, including those set forth under "Factors Affecting Future Operation Results." The Company undertakes no obligation to publicly release updates or revisions to these statements.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2000 Annual Report on Form 10-K.

General

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

Results of Operations

Revenue and Net Income/(Loss). Revenue for the first quarter of fiscal 2001 was $9.8 million, a decrease of 12% from the $11.1 million recorded in the comparable quarter in the prior year. ATG recorded a net loss of $2.1 million or $0.12 per share, in the first quarter of fiscal 2001, compared to net income of $6,000, or $0.00 per share fully diluted, in the first quarter of fiscal 2000.

The decrease in revenue is principally attributable to a shortfall in spent ion exchange resin receipts at our facility in Oak Ridge, Tennessee. ATG's transition to the non-thermal resin decontamination process has continued through the first quarter of fiscal 2001 and is anticipated to be completed during the second quarter of fiscal 2001. In addition, revenue and gross margin during the first quarter was negatively impacted by LLRW thermal production capacity constraints at ATG's Richland, Washington processing facilities. The production capacity constraints were due to the inability of acquiring the second bulk processing unit (BPU) that was scheduled for installation during the fourth quarter of 2000. ATG anticipates that the unit will be installed during the second quarter of 2001.

ATG's negative revenue impacts were partially offset by increased production from the Richland, Washington mixed waste processing facilities. ATG during the first quarter of 2001 began the production ramp-up of its new thermal treatment processing facility.

Gross Profit. Gross profit for the first quarter of fiscal 2001 was $3.5 million or 36% of revenue, compared to $4.4 million or 40% of revenue in the comparable quarter in 2000. The gross profit percentage may change from year to year and is related to the varying mixes of business during these periods. Overall gross profit on waste processing services was approximately 44% in the first quarter of 2001 compared to 46% in the first quarter of 2000. The percentage decrease is due to the decreased utilization of the Tennessee fixed facilities and the LLRW thermal production capacity constraints at the Richland, Washington facilities as discussed previously under the section entitled "Revenue and Net Income/(Loss)." The negative gross profit impact was partially offset by the Richland, Washington mixed waste thermal treatment processing facility ramp-up as discussed previously under the section entitled "Revenue and Net Income/(Loss)." The fixed facilities operations generally have a larger percentage of fixed costs versus variable costs that result in increases in utilization favorably impacting gross profit while decreases in utilization unfavorably impact gross profit. The overall cost of revenue for waste processing services for the first quarter of 2001 was $4.3 million compared to $4.7 million for the first quarter of 2000. The decrease in costs is primarily attributable to the Tennessee plant consolidation and workforce reduction that resulted in a decrease in costs for labor, supplies, utilities, maintenance, and waste disposal expenditures.

Overall gross profit on field service projects was approximately 9% in the first quarter of 2001 compared to 20% in the first quarter of 2000. The principal reason for the difference is the mix of projects and stage of completion. The overall cost of revenue for field service projects for the first quarter of 2001 and the comparable period of 2000 was $2.0 million. The percentage increase in costs is primarily attributable to an increase in costs for material and equipment rental.

Sales, General and Administrative Expenses. Sales, general and administrative expenses for the first quarter of fiscal 2001 were $5.1 million or 52% of revenue, compared to $3.9 million or 35% of revenue for the comparable period in 2000. The increase in spending from year to year is principally due to an increase in infrastructure at our Richland facility and includes general and administrative expense increases primarily attributable to labor, supplies, utilities, equipment rental, and depreciation. The increased infrastructure is required for ATG to meet its contractual obligations regarding the start-up of its mixed waste processing operations. In addition, the overall increase in sales, general and administrative expenses as a percentage of revenue was impacted by decreased utilization of the Tennessee fixed facilities and the Richland, Washington LLRW thermal processing facilities as discussed previously under the section entitled "Revenue and Net Income/(Loss)."

Other Income. During the second quarter of fiscal 2000, we completed the sale and leaseback of our corporate offices in Fremont, California, resulting in a pre-tax gain of $1.7 million. The gain is being recognized in equal increments of $420,000 each over the next four quarters beginning in the second quarter of fiscal 2000. The final quarter of installment gain was recorded during the first quarter of 2001.

Provision for Income Taxes. ATG provides for income taxes during interim periods at an estimated combined federal and state annual rate to be expected for the full year. ATG does not anticipate a tax benefit for the first quarter of 2001. ATG does not expect an income tax expense for 2001 since it is expected that net operating loss carry forwards from 2000 will offset any income tax expense. Based on events known at March 31, 2000, ATG used an effective tax rate of 40%. During 2000, ATG determined that its cumulative net operating losses incurred exceeded the amount of tax carryback available. Due to the uncertainty of future recoverability, ATG recorded a full valuation allowance against its deferred tax assets. ATG has provided a full valuation against its deferred tax assets until such time as evidence shows it is more likely than not that the deferred tax assets are recoverable.

Liquidity and Capital Resources

Total cash and cash equivalents were $272,000 at March 31, 2001, a decrease of $79,000 from December 31, 2000. The working capital of the Company was approximately a negative $40.5 million at March 31, 2001, a decrease of $5.3 million from December 31, 2000. The decrease in working capital is partially due to the reclassification of $23.75 million of long-term debt to short-term borrowing due to loan covenant violations. See discussion of our credit facility below.

Significant outlays of cash have been needed to acquire property and equipment and to secure or expand regulatory licenses, permits and approvals, primarily for improvements to the Company's LLRW facility and refinements of the LLMW facility in Richland, Washington and for improvements to its fixed facilities in Oak Ridge, Tennessee. Property and equipment acquisitions totaled $2.8 million for the three months ended March 31, 2001.

Subsequent Events

ATG has obtained a letter agreement for a contract modification of its low-level mixed waste thermal processing contract with the Department of Energy for the funding of approximately $2 million to complete demonstration testing of its thermal processing facility. The modification is to include five milestone achievements that will allow ATG to receive periodic payments at the completion of each milestone. During April 2001, ATG completed the first two milestones and received payments totaling $990,000. ATG is expecting to meet milestones three and four during June 2001.

During May 2001, ATG reached agreements with two federal government customers and an insurance company in the settlement of contract claims, modification of customer payment terms and a business interruption insurance claim in the aggregate amount of $8.0 million. The agreements are with two federal customers to settle contract modification requests by ATG in the amount of $6.05 million. Of the $6.05 million, approximately $2.0 million represents advances on waste that has been received and is to be processed at a later date. The company has also accepted a $1.94 million insurance settlement offer for its business interruption as a result of the September 1999 SAFGLAS unscheduled shut-down. Under the term of the agreements, the company agrees not to disclose the terms of the settlement agreements nor the individual customers.

Credit Facility

In November 1999, ATG completed an agreement with a consortium of banks for a credit facility in the amount of $45 million. The credit facility includes a letter of credit in support of tax-exempt Solid Waste Revenue Bonds in the aggregate face amount of $26.5 million. The bonds were issued during November 1999, and bear interest at a floating rate (3.65% at March 31, 2001), based upon prevailing market conditions, which is redetermined every seven days. The bonds are due October 31, 2014 and may be prepaid at any time without penalty. The proceeds are to be applied exclusively for the construction of low-level mixed waste facility in Richland, Washington. The credit facility also includes a five year revolving working capital line of credit, due October 2004, in the amount of $18 million, including a letter of credit facility of $5 million. Borrowings, when made, bear a variable interest rate based on financial ratio criteria. The credit facility is collateralized by accounts receivable, inventory and equipment.

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

At June 30, 2000 ATG was in violation of the revised financial ratios under the credit facility. Furthermore, at June 30, 2000, ATG failed to make a required payment of principal in the approximate amount of $5,750,000 as a mandatory paydown under the revolving credit facility, so as to bring total borrowings under that facility to the $18 million limit. ATG currently has borrowings of $23.75 million and is paying interest at the default rate of 11.25%.

ATG has requested that the banks grant a forbearance in respect of the violations described above beyond June 30, 2000. As one of the conditions to granting a forbearance, the banks requested that ATG deposit into a segregated account the amount of $1,500,000 to finance the completion and demonstration testing of the company's new low-level mixed waste facility in Richland, Washington. The mixed waste thermal facility is presently in commercial operation and is operating at a lower level of production during the testing phase of operations. Consequently, on August 11, 2000, ATG obtained a short-term loan in the amount of $1,500,000 bearing a maturity date of October 5, 2000 from an individual lender. The loan bears interest at a rate of 12% per annum. The proceeds were used to fund certain facility expenditures through December 31, 2000. ATG estimates that it will be required to spend $2,000,000 to complete its demonstration testing and receive its permits. ATG was unable to repay the loan on its stated maturity date and subsequently obtained an extension until December 15, 2000. ATG is seeking to obtain an extension to the December 15, 2000 due date, but to date has not obtained this extension. ATG anticipates that it will need to obtain additional financing or obtain another extension on the due date in order to repay the loan.

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

As of May 11, 2001, the banks have not granted a forbearance in respect of the violations of the credit agreement beyond June 30, 2000. The lenders could elect at any time to enforce their rights and remedies under the credit agreement. The banks' remedies could include a demand for repayment of all outstanding loans, which raises substantial doubt about the ability of the company to continue as a going concern if it cannot obtain additional cash to repay or restructure the debt. ATG is continuing to negotiate with the lenders to modify the financial covenants and the time frame for the mandatory paydown. ATG is seeking alternative forms of financing in order to make the mandatory paydown. ATG is also reviewing its business plan with its financial advisors and lenders with the objective of seeking appropriate accommodations and to ascertain what actions can be taken to enhance liquidity and thereby generate cash to assist in paying the company's debt service. ATG is also evaluating potential changes in its capital structure and additional financial resources. If ATG is unable to service its indebtedness, we may be required to alter our business plans, seek to restructure or refinance our indebtedness or seek additional equity capital.

We will not have sufficient cash generated from operations to meet our working capital requirements for the next twelve months unless we are able to negotiate accommodations from our lenders or refinance our current level of indebtedness and obtain additional debt or equity.

The accompanying financial statements have been prepared assuming that ATG will continue as a going concern. As discussed in the Note 5 to the unaudited condensed financial statements, ATG is in default of certain provisions related to our credit facility. The default allows the bank consortium to demand repayment of the outstanding balance. ATG has incurred a substantial operating loss during 2000 and the first quarter of 2001 and has negative working capital of $40.5 million at March 31, 2001. ATG requires additional capital to meet its obligations and accomplish our business plan, which raises substantial doubt about ATG's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Factors Affecting Future Operating Results

ATG's business is subject to the following risks and uncertainties, in addition to those described elsewhere.

Credit Facility Default

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

We may not be able to continue as a going concern if our lenders elect to accelerate the payment of indebtedness under our credit facilities. Since we do not currently have sufficient funds to repay all of our indebtedness under our credit facilities, we may not be able to continue as a going concern if our lenders elect to accelerate payment under the credit facilities. In that case, we would likely become insolvent and subject to voluntary or involuntary bankruptcy proceedings, and the value of our equity securities would likely be significantly diminished. The report of our independent auditors appearing in our Annual Report on Form 10-K for the year ended December 31, 2000 and the Audited Consolidated Financial Statements included therein includes a "going concern" qualification.

Capital Requirements

If we cannot raise additional capital, we may not be able to implement and complete testing of our Richland, Washington mixed waste facility, pay-off our debts, meet our business expenses, or otherwise implement our business plan. We believe that ATG will need additional financing for working capital and capital expenditure requirements in order to implement its long-term business plan. If we are not successful in raising additional working capital we may not be able to implement and complete thermal demonstration testing of our Richland, Washington mixed waste facility which is currently scheduled for testing in 2001 and to make mandatory paydowns and payoffs of loans currently due or which will be due in 2001. Our working capital deficit as of March 31, 2001 is $40.5 million, a decrease of $5.3 million from working capital deficit of $35.2 million at December 31, 2000. If we are not successful in raising additional capital, we may need to curtail or scale back our planned operation of this facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Profitability

We have experienced a downward trend in our revenue and net income for fiscal 2000 and during the first quarter of 2001. To date, we have experienced a downward trend in revenue and net income for the first quarter of fiscal 2001 compared to the comparable period in 2000, and those trends will continue if we cannot generate significant additional revenues in our Oak Ridge, Tennessee and Richland, Washington facilities. ATG recorded revenue of $41.7 million and a net loss of $25.5 million for the fiscal year ended December 31, 2000, compared to revenue of $60.7 million and net income of $5.2 million for 1999. The decrease in revenue and net income was principally due to a major shortfall in receipts from spent ion exchange resin at our Oak Ridge facility, a consolidation of our operations and workforce reduction at our Oak Ridge facility in the second quarter of fiscal 2000, the transition of our thermal waste processing system at our Oak Ridge facility to a more cost effective non-thermal resin decontamination process which commenced in the second quarter of fiscal 2000, and the plant write-off and abandonment expenses at our Oak Ridge facility in the fourth quarter of 2000. As a result of the restructuring of the Oak Ridge facility, ATG recorded a $500,000 inventory write-down charge to cost of revenue and a $1.9 million restructuring charge in the second quarter of fiscal 2000. During the fourth quarter of 2000, the Company completed a review of the Tennessee fixed facilities concerning the utilization of a modified Q-CEP thermal treatment system for the processing of specialty niche waste streams. Due to the prohibitive cost and the unknown prospect of success related to the proposed system modification, the Company formally abandoned the Q-CEP thermal treatment system during the fourth quarter of 2000 and recorded a non-cash asset impairment charge of $14.1 million. In addition, the Company recorded non-cash charges regarding the $1.4 million write-down of goodwill from its acquisition of the Q-CEP assets, a $307,000 maintenance supply inventory write-down that was charged to cost of revenue, and an $828,000 write-down of other assets. Furthermore, a charge of $1.2 million was recorded for processing and disposal of secondary waste associated with the shutdown of the Q-CEP facility, of which $1.0 million remains at December 31, 2000. The Q-CEP thermal treatment process was utilized for the treatment of ion exchange resins from nuclear power plants. The company is continuing the pursuit of its non-thermal resin decontamination technology for the treatment of ion exchange resins. Additionally, ATG has completed construction and is processing low level mixed waste streams as we prepare for demonstration testing in 2001 of our new thermal mixed waste facility in Richland, Washington. In the absence of significant revenue generation at these facilities, ATG will continue to experience this downward trend in revenue and net income for the foreseeable future.

Dilution

The book value and earnings per share of our common stock may be diluted significantly and the price of our common stock may also decline because of our current and future obligations to issue additional shares of common stock to the shareholders purchasing newly issued shares in June 2000. During June and July 2000, ATG completed a $5.5 million private placement of 2.75 million shares of common stock at $2 per share. In addition, ATG issued 192,500 warrants at an exercise price of $2.75 per share in connection with the private placement. ATG received a total of approximately $5.1 million in net proceeds from this private placement. Under agreements with the aforementioned shareholders, ATG is currently required to issue a total of 582,725 shares and may be required to issue up to a maximum of 1,059,300 shares of common stock to the selling shareholders without payment of additional consideration. ATG may also be required to issue up to a maximum of 2,050,632 additional shares of common stock to three of the selling shareholders pursuant to the terms of an agreement with these three selling shareholders should the average closing price of ATG's stock for the 30 trading days prior to November 1, 2001 be less than $2.00 per share. The issuance of these additional shares, including the shares that may be issued should ATG's stock fall below $2.00 for the 30 trading days prior to November 1, 2001, will have a dilutive effect. ATG may further be required to issue up to a total of 1,530,000 shares of common stock upon the exercise of outstanding warrants and options, which on December 31, 2000 had a weighted average exercise price of $4.03 per share. Additionally, because of existing defaults on our credit facility and the need to complete demonstration testing at a cost of approximately $2 million, we will likely be required to raise significant additional financing in the near future through the sale of equity securities, which could have a further dilutive effect.

Technology

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

Change in Environmental/Laws and Enforcement

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

Government Spending

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

Failure to Comply with Contract Provisions

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

Management of Business Growth

If we fail to manage our growth effectively, our financial, operational and managerial resources may be inadequate. Our rapid growth has placed, and any future growth may place, significant demands on our financial resources and to a lesser extent, our operational and managerial resources which could impact the timing and operation of waste treatment facilities. We have had and continue to have substantial working capital deficits as a result of the strain on our financial resources due to our rapid revenue growth, losses from operations, lack of operating capital, and substantial uncollected trade accounts receivable. These working capital deficits may impact the timing and our ability to successfully implement the operation of our waste treatment facilities in Richland, Washington and Oak Ridge, Tennessee. Our growth has increased significantly since 1994, when we experienced a significant increase in the number and size of contracts awarded. In December 1998, we acquired new business lines that contributed to increased growth in 1999. Also in 1999, we began construction of our new Richland, Washington facility for processing of low-level mixed waste that is anticipated to contribute to increased growth in 2001 and beyond. In the second quarter of fiscal 2000 at our Oak Ridge, Tennessee facility, we discontinued our Q-CEP thermal process for decontaminating resin and are replacing it with a more cost effective non-thermal resin decontamination process which has a greater long-term commercial viability.

Facilities Shutdown

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

Competition

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

Expansion into Foreign Markets

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

Loss on Commercial Contracts

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

NASDAQ Listing

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

There had been no change to the disclosures made in the Company's 2000 Form
10-K.


PART II                  OTHER INFORMATION


Item 1.             Legal Proceedings


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

Not applicable

Item 5.        Other Information

None.

Item 6.        Exhibits and Reports on Form 8-K.

(a)    Exhibits

       2.1    Final bankruptcy court bid dated November 13, 1998**
       2.2 Form of letter agreement dated December 1, 1998, among the purchasers and the Trustee**
       3.1    Articles of Incorporation of the Company *
       3.2    Bylaws of the Company *
       3.3    Certificate of Amendment of Articles of Incorporation *
       4.1    Specimen Common Stock Certificate *
       10.43 Credit and reimbursement agreement, dated November 1, 1999, among ATG Inc., Sanwa Bank California and Keybank National Association
              ***
       10.44 Loan agreement , dated November 1, 1999, between Port of Benton Economic Development Corporation and ATG Inc. ***
       10.52 Employment agreement dated October 27, 2000 as amended and restated on February 8, 2001 between ATG Inc. and Vik Mani.

(b)    Reports on Form 8-K

       None.


       __________
       (*) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-46107) which became effective May 6, 1998.

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


                               ATG INC.


Date:  May 18, 2001            By: /s/ DENNIS WILLIAMSON
                                   ---------------------
                                   Dennis Williamson
                                   Controller and Acting Chief Financial Officer (Principal Financial and Accounting Officer)