Form 10-Q
period 2001-06-30
ATG INC
filed 2001-08-14
CIK 1054000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001.

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


                                 3400 Arden Road
                            Hayward, California 94545
                    (Address of principal executive offices)

                                 (510) 783-8200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days:

                           Yes   X               No
                               -----                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                              Outstanding at August 9, 2001
              -----                              -----------------------------
     Common stock, no par value                             17,017,375

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



                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                  Page
                                                                                     ----
Item 1.       Financial Statements.....................................................3

              Condensed Consolidated Balance Sheets....................................3

              Condensed Consolidated Statements of Operations..........................4

              Condensed Consolidated Statements of Cash Flows..........................5

              Notes to Condensed Consolidated Financial Statements.....................6

Item 2.       Management's Discussion And Analysis Of Financial Condition And
              Results Of Operations...................................................16

Item 3.       Quantitative and Qualitative Disclosures about Market Risk..............29


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.......................................................30

Item 2.       Changes In Securities And Use Of Proceeds...............................31

Item 3.       Defaults Upon Senior Securities.........................................32

Item 4.       Submission Of Matters To A Vote Of Security Holders.....................32

Item 5.       Other Information.......................................................33

Item 6.       Exhibits and Reports on Form 8-K........................................33

              SIGNATURE...............................................................34


PART I.    FINANCIAL INFORMATION

Item 1.        Financial Statements

                                    ATG INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                June 30,        December 31,
                                                  2001              2000
                                             ---------------   ---------------
                                             (Unaudited)
ASSETS:
Current assets:
       Cash and cash equivalents             $        1,945    $          351
       Accounts receivable, net                      18,362            18,666
       Prepayments and other current assets           5,361             5,315
                                             ---------------   ---------------
Total current assets                                 25,668            24,332

Property, plant, and equipment, net                  95,034            90,109
Restricted cash                                       2,149               452
Other assets, net                                     5,545             5,408

                                             ---------------   ---------------
TOTAL ASSETS                                 $      128,396    $      120,301
                                             ===============   ===============

LIABILITIES:
Current liabilities:
       Short-term borrowings                 $       25,144    $       25,374
       Accounts payable                              18,002            16,160
       Accrued liabilities                           16,659            12,878
       Current portion of long-term debt              6,659             5,159
                                             ---------------   ---------------
Total current liabilities                            66,464            59,571

Long-term debt and capitalized leases, net           36,680            34,413

                                             ---------------   ---------------
TOTAL LIABILITIES                                   103,144            93,984
                                             ---------------   ---------------

STOCKHOLDERS' EQUITY:
Common Stock                                         47,342            47,308
Retained earnings (accumulated deficit)             (22,090)          (20,991)

                                             ---------------   ---------------
TOTAL STOCKHOLDERS' EQUITY                           25,252            26,317
                                             ---------------   ---------------

TOTAL LIABILITIES AND EQUITY                 $      128,396    $      120,301
                                             ===============   ===============



  The accompanying notes are an integral part of these condensed consolidated financial statements



                                                       ATG INC.
                                       CONDENSED CONSOLIDATED INCOME STATEMENTS
                                        (In thousands, except per share data)
                                                      (Unaudited)


                                                        Three Months                          Six Months
                                                        Ended June 30,                      Ended June 30,
                                             ----------------------------------   ----------------------------------
                                                  2001               2000              2001               2000
                                             ---------------    ---------------   ---------------    ---------------
Sales                                        $       12,033     $       11,120    $       21,807     $       22,223
Cost of sales                                         5,811              7,186            12,042             13,873

                                             ---------------    ---------------   ---------------    ---------------
Gross Profit                                          6,222              3,934             9,765              8,350

Sales, general, & administrative expenses             6,185              4,084            11,307              7,961
Stock-based compensation expense                         --                  2                --                 32
Restructuring charge                                     --              2,400                --              2,400

                                             ---------------    ---------------   ---------------    ---------------
Operating income (loss)                                  37             (2,552)           (1,542)            (2,043)
                                             ---------------    ---------------   ---------------    ---------------

Other income (expense), net:
       Interest income                                   24                 --                25                 --
       Interest (expense)                               160               (618)             (765)            (1,117)
       Other, net                                       262                420               683                420
                                             ---------------    ---------------   ---------------    ---------------
Other income (expense) net                              446               (198)              (57)              (697)
                                             ---------------    ---------------   ---------------    ---------------

Income before income taxes                              483             (2,750)           (1,599)            (2,740)

Income tax expense (benefit)                           (500)            (1,100)             (500)            (1,096)
                                             ---------------    ---------------   ---------------    ---------------

Net income (loss)                            $          983     $       (1,650)   $       (1,099)    $       (1,644)
                                             ===============    ===============   ===============    ===============

Net income (loss) per share:
       Basic                                 $         0.06     $       (0.12)    $       (0.06)     $      (0.12)
       Fully diluted                         $         0.05     $       (0.12)    $       (0.06)     $      (0.12)

Weighted average shares
       Basic                                         16,971             14,133            16,949             14,109
       Fully diluted                                 20,567             14,133            16,949             14,109



           The accompanying notes are an integral part of these condensed consolidated financial statements



                                                       ATG INC.
                                     CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                                    (In thousands)
                                                     (Unaudited)

                                                                                        Six Months
                                                                                      Ended June 30,
                                                                            ----------------------------------
                                                                                 2001               2000
                                                                            ---------------    ---------------
Cash flow  from operations:
       Net income (loss)                                                    $       (1,099)    $       (1,644)
       Non-cash adjustments:
            Depreciation and amortization                                            1,280              1,298
            Compensation expense for shares issued and options granted                  --                 32
            Gain from sale of property                                                (420)                --
            Changes in working capital:
                  Accounts receivable                                                  304              2,366
                  Prepayments and other current assets                                 (46)               929
                  Accounts payable and accrued liabilities                           6,043             (5,836)
                                                                            ---------------    ---------------
Net cash from (used in) operations                                                   6,062             (2,855)
                                                                            ---------------    ---------------

Cash flow from investing:
       Acquisitions of property, plant, and equipment                               (6,177)           (14,272)
       Restricted cash                                                              (1,697)            12,387
       Other assets                                                                   (165)              (174)
                                                                            ---------------    ---------------
Net cash from (used in) investing                                                   (8,039)            (2,059)
                                                                            ---------------    ---------------

Net cash flow before financing                                                      (1,977)            (4,914)
                                                                            ---------------    ---------------

Cash flow from financing:
       Increases (decreases) in short-term debt                                       (230)             3,499
       Increases (decreases) in long-term debt and capitalized leases                3,767             (1,721)
       Increases (decreases) in common stock                                            34              4,892
                                                                            ---------------    ---------------
Net cash from (used in) financing                                                    3,571              6,670
                                                                            ---------------    ---------------

Net cash flow                                                                        1,594              1,756
Cash and cash equivalents, beginning of period                                         351              2,776
                                                                            ---------------    ---------------
Cash and cash equivalents, end of period                                    $        1,945     $        4,532
                                                                            ===============    ===============

Supplemental cash flow information:
       Income taxes paid                                                    $            0     $           65
                                                                            ===============    ===============
       Interest paid, net of capitalized interest                           $        1,811     $        1,326
                                                                            ===============    ===============
       Acquisition of equipment by means of capitalized leases              $            0     $          376
                                                                            ===============    ===============
       Reclassification of long-term debt to short-term debt                $       23,750     $       23,750
                                                                            ===============    ===============


       The accompanying notes are an integral part of these condensed consolidated financial statements


                                    ATG INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which in the opinion of management are necessary for a fair statement of the results for the three and six months ended June 30, 2001 and 2000. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The results for the six months ended June 30, 2001 are not necessarily indicative of the results for the full fiscal year.

2.       Liquidity and Going Concern Considerations

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As discussed below, the Company is in default of certain provisions related to the Company's credit facility. The default allows the bank consortium to demand repayment of the outstanding balance. The Company incurred a substantial operating loss during 2000 and for the six months ended June 30, 2001, and had negative working capital of $35.2 million at December 31, 2000 and $40.8 million at June 30, 2001. The Company is also in default under various other equipment leases, notes, and negotiated settlements with vendors. The Company requires additional capital to meet its obligations and accomplish the Company's business plan, which raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.       Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares to be issued upon the exercise of stock options, warrants, and penalty shares for all periods.

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands, except per share data):


                                                 Three Months               Six Months
                                                Ended June 30,            Ended June 30,
                                            ---------------------      ----------------------
                                              2001         2000          2001          2000
                                            --------     --------      --------      --------
Numerator - Basic and Diluted
    Income per share
    Net income (loss)                       $    983     $ (1,650)     $ (1,099)     $ (1,644)
                                            ========     ========      ========      ========
Denominator - Basic
    Common shares outstanding                 16,971       14,133        16,949        14,133
                                            --------     --------      --------      --------
    Basic net income  (loss) per share      $   0.06     $  (0.12)     $  (0.06)     $  (0.12)
                                            ========     ========      ========      ========

Denominator - Diluted
    Denominator - Basic                       16,971       14,133        16,949        14,133
    Common stock options, warrants,
    and penalty shares                         3,596         --            --            --
                                            --------     --------      --------      --------
                                              20,567       14,133        16,949        14,133
                                            --------     --------      --------      --------
    Diluted net income (loss) per share     $   0.05     $  (0.12)     $  (0.06)     $  (0.12)
                                            ========     ========      ========      ========


Diluted net loss per share for the three months ended June 30, 2000 and for the six months ended June 30, 2001 and 2000, excludes the following, because their inclusion would be anti-dilutive to the calculation of loss per share:

o Stock options and warrants to acquire 963,256 and 961,000 common stock shares as of June 30, 2001 and 2000, respectively.

o Common stock shares totaling 582,725, which may increase to 1,059,300 shares, that are to be issued under agreements with certain shareholders of the Company in connection with the private placement of common stock in June 2000, discussed elsewhere in this Form.

o Common stock shares totaling 2,050,632 that might be issued under agreements with certain shareholders of the Company in connection with the private placement of common stock in June 2000, discussed elsewhere in this Form.

Common stock shares totaling 3,250,000 that might be issued for warrants granted as part of advances under convertible secured promissory notes in May 2001, discussed elsewhere in this Form, are excluded from all calculations because the transaction to which they relate is not considered completed.


4.       Business Segments

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


5.       Segment Information

(dollars in millions)
---------------------

Three months ended June 30, 2001                  FFG        FEG       Other     Total
                                                 -----      -----      -----    -------
Revenue .......................................  $  10.0    $  2.0    $  --     $  12.0
Gross Profit ..................................      6.8      (0.6)      --         6.2
Sales, general & administrative expenses ......                                     6.2
Stock-based compensation ......................                                     --
Other net, primarily interest expense (credit).                                    (0.5)

Income tax expense (benefit) ..................                                    (0.5)
                                                                                -------
    Net income ................................                                 $   0.9
                                                                                =======
Segment assets ................................     96.4       0.7       3.5    $ 100.6
Expenditures for long-lived assets ............      3.4       --       --      $   3.4
                                                                                =======



Three months ended June 30, 2000 .......       FFG        FEG     Other      Total
                                             -------    -------  -------    -------
Revenue ................................     $   9.0    $  2.1    $ --      $  11.1
Gross Profit ...........................         3.5       0.4      --          3.9
Sales, general & administrative expenses                                        4.1
Restructuring charge ...................         2.4                            2.4
Other, net - primarily interest expense                                         0.2
Income tax expense (benefit) ...........                                       (1.1)
                                                                            -------
    Net income (loss) ..................                                    $  (1.7)
                                                                            =======
Segment assets .........................        94.9       0.7       3.5    $  99.1
Expenditures for long-lived assets .....         6.1       --       --      $   6.1
                                                                            =======


Six months ended June 30, 2001 .........       FFG        FEG     Other      Total
                                             -------    -------  -------    -------
Revenue ................................     $  17.6    $  4.2    $ --      $  21.8
Gross Profit ...........................        10.1      (0.4)     --          9.7
Sales, general & administrative expenses                                       11.3
Other net, primarily interest expense ..                                        0.1
Income tax expense (benefit) ...........                                       (0.5)
                                                                            -------
    Net income (loss) ..................                                    $  (1.1)
                                                                            =======
Segment assets .........................        96.4       0.7       3.5    $ 100.6
Expenditures for long-lived assets .....         6.2       --       --      $   6.2
                                                                            =======


Six months ended June 30, 2000 .........       FFG        FEG     Other      Total
                                             -------    -------  -------    -------
Revenue ................................     $  17.6    $  4.6   $  --      $  22.2
Gross Profit ...........................         7.4       0.9      --          8.3
Sales, general & administrative expenses                                        7.9
Restructuring charge ...................         2.4                            2.4
Stock based compensation expense .......                                        0.0
Other, net - primarily interest expense                                         0.7
Income tax expense (benefit) ...........                                       (1.1)
                                                                            -------
    Net income (loss) ..................                                    $  (1.6)
                                                                            =======
Segment assets .........................        94.9       0.7       3.5    $  99.1
Expenditures for long-lived assets .....         6.1       --       --      $   6.1
                                                                            =======



6.       Recent Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.


7.        Commitments and Contingencies

Litigation

In June 1992, the Company entered into a contract with the U.S. Army under which it acted as the prime contractor to "surface clear" expended ordnance from a firing range at Fort Irwin, California. In March 1997, a piece of ordnance exploded on the premises of a scrap metal dealer in Fontana, California. An employee of the scrap dealer died in the accident. Although the scrap dealer had purchased expended ordnance and other military scrap metal from a number of military facilities, including Fort Irwin, the scrap dealer indicated that the ordnance which exploded was purchased from Fort Irwin. The U.S. Army contended that a subcontractor to the Company on the Fort Irwin contract had improperly certified ordnance cleared from the Fort Irwin firing range as free of hazardous and explosive material prior to the sale of ordnance to the scrap dealer.

As a result, the U.S. Army terminated the Fort Irwin contract for default, and demanded repayment from the Company of alleged procurement costs totaling $945,000. In July 1998, the U.S. Army and the Company settled the matter at no cost to each other, the termination for default against the Company was rescinded.

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

The Company has tendered the defense of each of these actions to its insurance carrier and the Company intends to vigorously contest all of the claims asserted in these actions. The Company believes that it acted properly with respect to the Fort Irwin contract, and that it should not be liable for the injuries caused by the accident. The Company also intends to seek indemnification from the subcontractor for the full amount of any costs, damages and liabilities that it might incur in connection with or as a result of
these  lawsuits.  The subcontractor  has  advised  the  Company   that  the
subcontractor's comprehensive general liability insurance policy covers the claims asserted against the subcontractor, and that the policy coverage limit is $7 million per occurrence. Although the Company believes that all of the claims asserted against it are without legal merit, the outcome of these lawsuits is uncertain. Any judgment of liability against the Company, especially to the extent damages exceed or are not covered by insurance or are not recoverable by the Company from the subcontractor, could have a material adverse effect on our business, financial condition and results of operations.

As described below, in addition to its primary credit facility, the Company is also in default under various other equipment leases, notes, and negotiated settlements with vendors. While the Company has been in discussions with these creditors as to alternative payment plans, this has resulted in foreclosure actions being initiated in some cases. Judgments have been granted to some creditors but, so far, no creditor has taken possession of Company assets subject to security agreements.

In addition, from time to time the Company is party to litigation or administrative proceedings relating to claims arising from our operations in the normal course of business. The Company, on the advice of counsel, believes that the ultimate resolution of litigation currently pending against ATG, either individually or in the aggregate, will not have a material adverse effect on the Company's business, financial condition, or results of operations.

Private Placement of Common Stock

In June 2000 the Company sold 2,750,000 shares of common stock at $2.00 per share. In connection with this transaction, the Company issued warrants to purchase 192,500 shares of common stock at $2.75 per share. These warrants expire June 30, 2005. The Company is also required to issue 582,725, and may be required to issue as many as 1,059,300, additional common stock shares to the stockholders in this transaction without additional payment by the stockholders. Further, the Company may be required to issue an additional 2,050,632 common stock shares to the stockholders in this transaction without additional payment by the stockholders if the average market value of the Company's stock in less than $2.00 per share for the 30 trading days prior to November 1, 2001. If these warrants are exercised and these additional shares are issued, they would dilute the percentage ownership of existing stockholders.





Convertible Secured Promissory Notes

In 2000 and 2001 the Company received cash advances in the aggregate amount of $1,250,000 from two executive officers of the Company, who are also directors and major stockholders. In May 2001 the Company received an additional cash advance of

$2,000,000 from certain other investors who are not affiliates of the Company. These advances are evidenced by a single convertible secured promissory note in the amount of $3,250,000, issued and payable to Carnelian Investment LLC, a California limited liability company formed by two officers and directors as well as the other unaffiliated investors for the purpose of consolidating their investment in the Company. The note bears interest at 7%, payable annually and is due the earlier of May 1, 2004, the date of the sale of all or substantially all of the assets of the Company, or the date of the sale of certain collateral for the notes. The parties have not yet agreed upon the collateral or the security interest in that collateral. The investor has the option to convert all, or any portion, of the principal and interest payable under the notes into common stock of the Company at $1.00 per share at any time prior to payment of the notes. The Company cannot prepay the principal amount of the note without the prior consent of the investors.

The Company believes that the offer and sale of the convertible secured promissory note to the investor in this transaction is a private placement of securities, exempt from the registration requirements under the Securities Act, pursuant to Rule 506, based on the fact that no general solicitation was involved in the offering and upon certain written representations having been made by the limited liability company to the Company concerning its status as an accredited investor as defined in Regulation D under the Securities Act.

The Company intends to use the cash advances from the offering for general corporate and working capital purposes.

In connection with this transaction, the Company expects to issue warrants to purchase 3,250,000 shares of common stock at $1.50 per share. If exercised they would dilute the percentage ownership of existing stockholders. The warrants are expected to expire May 1, 2006.

Also in connection with this transaction, the two officers and directors of the Company who are investors in this transaction are expected to grant to the limited liability company that holds the note an option to purchase 1,500,000 shares of their common stock at $0.01 per share. The option would be exercisable if, and only if, the average fair market value of the Company's common stock is less than $2.50 per share during the period from April 1, 2002 through June 1, 2002. If the option can be exercised, it is anticipated that it can t be exercised during the period from June 1, 2002 through August 1, 2002.

At the current time, a number of the terms and conditions on which these advances are based, including the collateral, the warrant to be granted by the Company, and the option to be granted by the Company's executives described above, have not been fully negotiated. Thus, certain elements of the transaction are not considered to be completed. Accordingly, the $2 million advanced by the unaffiliated investors is treated as restricted cash as of June 30, 2001.

The issuance of the warrants described above might have an implied financing cost to the Company. If so, such cost would need to be accrued as additional paid in capital and then amortized as interest expense over the life of the note payable. If such warrant cost is determined to exist, it is also possible that the note might be determined to be beneficially converted to equity, which could result in additional expense to the Company. Further, the granting of the option by the Company's executives might be construed as a benefit to the Company. If so, generally accepted accounting principles might require the Company to record such benefit as an expense. Because certain elements of this transaction are not yet completed, these potential expenses have not yet been reflected in the financial statements.

Stock Options

As of June 30, 2001, the Company has issued stock options to purchase 963,256 shares of common stock at prices ranging from $0.73 to $7.43 per share. If exercised, these options would dilute the percentage ownership of existing stockholders.


6.        Liquidity and Going Concern Considerations

Operating results and cash flows in the six months ended June 30, 2001, and the year 2000 were adversely affected by delays in capacity expansion at its low-level radioactive waste thermal processing facility, originally planned to be completed in 2000 and rescheduled for completion in 2001. These delays were caused by restrictions imposed by lenders and operational issues. As a result, the Company is in default of certain financial ratio covenant provisions (debt service to tangible net worth, debt service coverage ratio, and quick ratio) and the mandatory repayment of $5.75 million at June 30, 2000 related to the Company's primary credit facility at December 31, 2000, and each measurement period within the year 2000 and at June 30, 2001, and each measurement period within the year 2001. As described elsewhere in this Form, the Company's primary credit facility consists of tax-exempt industrial revenue bonds (the IRB) and a revolving working capital line of credit (the Bank Loan. The Company reflects the IRB as long-term debt and the Bank Loan as short-term debt. The Company failed to make payments for certain interest, bank fees, and letter of credit fees on the Bank Loan that were due in 2000 and the first six months of 2001.

The occurrence of an event of default under the Company's primary credit facility permits the lenders of the Bank Loan to accelerate the maturity of borrowings already made under the Bank Loan. While the lenders have previously allowed the Company to draw under the facility and have not notified the Company of their intention to accelerate repayment, they have not allowed the Company to make any additional borrowings under the facility. At the present time, the Company is not able to comply with the financial covenants in the credit facility without accommodations from the lending syndicate.

The Company may be unable to pay a $1,500,000 short-term loan dated August 11, 2000, which was originally due on October 5, 2000, but which was subsequently extended to December 31, 2001.

The Company is also in default under various other equipment leases, notes, and negotiated settlements with vendors. While the Company has been in discussions with these creditors as to alternative payment plans, this has resulted in foreclosure actions being initiated in some cases. Judgments have been granted to some creditors but, so far, no creditor has taken possession of Company assets subject to security agreements.

The aforementioned issues raise substantial doubt regarding the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is reviewing alternative forms of financing in order to comply with the credit facility agreement and the obligations to other creditors. Management is reviewing the company's business plan with financial advisors and lenders with the objective of seeking appropriate accommodations and to ascertain what actions can be taken to enhance liquidity and generate cash to assist in paying the company's debt service.

The company is also evaluating potential changes in its capital structure and is seeking additional financial resources. To that end, the Company has raised capital in transactions described elsewhere in this Form as follows:

o $5.1 million in equity through the private placement of common stock in June 2000

o    $1.5 million in short-term debt in August 2000.

o $3.2 million in advances under a convertible secured promissory note in 2000 and 2001

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

7.        Risks and Uncertainties

Environmental Permits

The Company operates its fixed facilities under regulations of, and permits issued by, various state and federal agencies. The Company, typically, is in the process of seeking new permits, renewals and/or expansion permits. There can be no assurance of the successful outcome of any permitting efforts. The permitting process is subject to regulatory approval, time delays, local opposition and potentially stricter governmental regulation. In the event a permit is not granted, facility construction programs could be delayed, changed, or abandoned and could result in substantial losses which would have a material adverse effect on the Company's consolidated financial position. The Company reviews the status of permitting projects on a periodic basis to affirm that related asset values can be realized through expected operations. As of June 30, 2001, the Company believes that assets that could currently be affected by permitting efforts are recoverable at their recorded values.

Department of Energy -- Hanford

The Company has a contract with the Department of Energy of the United States
(DOE) to process waste from the DOE's Hanford Reservation (DOE Hanford). The DOE is required by law to begin non-thermal treatment of its low-level mixed waste stored at DOE Hanford in Richland, Washington, by September 30, 1999, and thermal treatment of this waste by December 31, 2000. The Company commenced non-thermal treatment of the waste by December 1999 and thermal treatment by December 2000. The contract also requires that the Company have obtained all licenses, permits and approvals for, and have placed its treatment facility for low-level mixed waste in, operation by November 10, 2000. The Company did not meet this deadline for thermal waste processing but has met all DOE requirements for subsequent processing of such waste. The Company has met all deadlines for non-thermal processing of DOE waste.

Governmental Regulation

The Company may not be able to comply with all of the environmental and other regulatory requirements applicable to its business, which could prevent the Company from operating the business according to the business plan. If the Company fails to obtain waiver from, or to comply with, applicable federal, state and local governmental regulations covering the Company's waste treatment facilities and services, it could be prevented from operating the facilities and providing services, resulting in a significant loss of revenue.

The Company is required to complete demonstration testing to receive approval to become fully operational for thermal treatment of low-level mixed waste at its facility in Richland, Washington. This demonstration testing is scheduled to occur in 2001. The cost to complete this test is being partially covered by a DOE funded research and development program. Currently, the Company is allowed to process waste streams for up to 720 hours and can obtain an extension for an additional 720 hours of waste stream processing prior to the test. To date, the Company has processed waste streams for approximately 350 hours. If the Company processes all of the waste it is allowed to prior to test and then fails to meet regulatory standards set by the test, the facility would be prevented from becoming operational for thermal decontamination of mixed waste, resulting in a delay of revenue to the Company.

In addition, licenses, permits and approvals for the Company's existing operational facilities and services are subject to revocation or modification under a variety of circumstances. As the Company's business expands and it introduces new technologies, the Company will be required to obtain additional operating licenses, permits, and approvals. The Company may also be required to obtain additional operating licenses, permits or approvals if new environmental legislation or regulations are enacted or existing legislation or regulations are amended, reinterpreted or enforced differently than in the past. Any new governmental requirements that raise compliance standards may require the Company to modify its waste treatment technologies to conform to more stringent regulatory requirements. The Company may not be able to continue to comply with all of the environmental and other regulatory requirements applicable to its business.

Company facilities may be shut down due to equipment failure or failure to comply with government regulations, which could significantly reduce revenues. If any of the Company's principal waste treatment systems were to be shut down for any appreciable period of time, because of either equipment breakdown or regulatory action in response to an alleged safety or other violation of the terms of the licenses under which the Company operates, revenues could be significantly reduced. The Company will suffer a loss of revenue if it is unable to bid for contracts successfully due to the waste treatment systems at the Company's fixed facilities being shutdown for non-conformance with safety and other requirements. The Company's operating facilities are subject to frequent routine inspections by regulatory authorities. The Company's SAFGLASTM thermal waste processing system was shut down in September 1999 due to an equipment failure, resulting in business interruption losses and property damage of $2.7 million, of which to date $2.2 million has been reimbursed by insurance. The Company has experienced other shutdowns of its facilities for short periods of time in the past.

Dependence on Major Customers

A loss on one or more of the Company's major contracts could significantly reduce the Company's profitability. If the Company is unable to accurately calculate or integrate the cost of performing a large, multi-year contract in its contract bid and the costs are understated significantly, the Company could incur a loss on that contract. The Company increasingly pursues large, governmental and private sector, multi-year contracts as a method of achieving more predictable revenue, more consistent utilization of equipment and personnel, and greater leverage of sales and marketing costs. The government contracts in particular are usually awarded as a result of a competitive bidding process requiring the Company to estimate and accurately predict its cost of performance. These large contracts impose significant risks if actual costs are higher than those estimated in the bid.


8.       Subsequent Events

There were no material subsequent events.




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



General

The Company is a radioactive and hazardous waste management company that offers comprehensive treatment solutions for low-level radioactive waste, low-level mixed waste, and other waste generated by the U.S. Department of Defense, the U.S. Department of Energy and commercial entities including, nuclear power plants, medical facilities and research institutions. The Company principally derives its revenue from the waste treatment operations of its Fixed Facilities Group and the on-site remediation services of its Field Engineering Group. The Company currently focuses its business on non-thermal processing of low-level radioactive and mixed waste at its Richland facility and on treating ion exchange resins and on processing of low-level mixed waste at its Oak Ridge, Tennessee, facility. The Company's SAFGLAS(TM) thermal vitrification process at its Richland facility is currently shut down and will remain shut down pending a decision on when to expend funds for major refurbishment of the equipment. The Company commenced thermal processing of low-level mixed waste at its Richland facility using a new vitrification process, referred to as GASVITTM, in late December 2000. This process is similar to SAFGLASTM but the thermal reduction of waste occurs in an inert atmosphere, substantially eliminating air quality issues from the off-gases produced in the thermal reduction.

The Company has historically relied upon the integration of proven technologies with the Company's processes, and has not incurred significant levels of research and development spending. Most of the research and development activities conducted to date have related to the design and construction of the Company's fixed operating facilities, particularly in connection with the SAFGLAS(TM) and GASVITTM systems. The Company anticipates that research and development efforts will continue to be moderate and that the costs associated with future research and development will not be material to its results of operations.

The Company increasingly pursues multi-year and longer term contracts as a method of achieving more predictable revenue, more consistent utilization of equipment and personnel, and greater leverage of sales and marketing costs. The Company currently focuses on large, multi-year site-specific and term contracts in the areas of treatment of low-level radioactive waste and low-level mixed waste, environmental restoration, and decommissioning and decontamination of facilities where radioactive materials were handled. In recent years we have been awarded a number of large government contracts that in most cases require several years to complete. These government term contracts are subject to cancellation, delay or modification at the sole option of the government at any time, to annual funding limitations and public sector budget constraints and, in many cases, to actual delivery orders being released. These projects, which may create an opportunity for the Company to realize margins higher than on other types of contracts, also impose heightened risks of loss if, for example, actual costs are higher than those estimated at the time of bid. A loss on one or more of these larger contracts could have a material adverse effect on the Company's financial condition and results of operations.

Results of Operations

Sales and Net Income (Loss). Sales for the second quarter of 2001 were $12.0 million, an increase of 8.2% from the $11.1 million recorded in the same quarter of the prior year. ATG recorded net income of $983,000 or $0.06 per share ($0.05 fully diluted), in the second quarter of 2001, compared to a net loss of $1.7 million, or $0.12 per share in the same quarter of the prior year.

Sales for the first six months of 2001 were $21.8 million, a decrease of 1.9% from the $22.2 million recorded in the same period in the prior year. The Company recorded a net loss of $1.1 million or $0.06 per share, in the first six months of 2001, compared to a net loss of $1.6 million, or $0.12 per share, for the same period in the prior year.

Sales for the second quarter of 2001 increased over the comparable period in the prior year as a result of revenues being generated from certain new business booked in late 2000 and early 2001. Net income for the second quarter of 2001 improved over the comparable period of the prior year because cost containment measures were begun, sales on certain high margin transactions were recognized, an insurance claim on a prior business loss was received, interest expense on debt used to finance development stage assets was capitalized, and part of the benefit of an income tax refund was recognized. The assets on which interest was capitalized were previously assumed to be entering commercial operations but were later reconsidered to still be in the development stage. These assets re-entered commercial operations in August 2001.

Sales for the first six months of 2001 were slightly below the comparable period in the prior year because sales from certain new business in 2001 realized in the second quarter of 2001 were not sufficient to offset a slight decline in sales in the first quarter of 2001. The net loss for the first six months of 2001 was less than the net loss for the comparable period of the prior year primarily because of capitalized interest and the income tax benefit recognized in 2001.

Gross Profit. Gross profit for the second quarter of 2001 was $6.2 million or 51.7% of sales, compared to $3.9 million or 35.4% of revenue in the same quarter of the prior year. Gross profit for the first six months of 2001 was $9.8 million or 44.8% of sales, compared to $8.4 million or 37.6% of revenue in the same quarter of the prior year.

The increases in gross profit percentages for both the second quarter and first six months of 2001 over the comparable periods in the prior year was due to cost containment measures being implemented in the second quarter of 2001, waste streams with higher unit price values being processed, and the receipt of an insurance claim on a prior business loss. As noted below, however, these improved gross profit margins in 2001 were substantially offset by increases in indirect costs. Further, it is likely that gross profit percentages in the future will be lower since certain events in the current period that increased profitability may not occur again.

Sales, General and Administrative Expenses. Sales, general and administrative expenses for the second quarter of 2001 were $6.2 million or 51.4% of sales, compared to $4.1 million or 36.7% of revenue for the same period in the prior year. Sales, general and administrative expenses for the first six months of 2001 were $11.3 million or 51.9% of sales, compared to $8.0 million or 35.8% of revenue for the same period in the prior year.

The increases in sales, general, and administrative expenses for both the second quarter and first six months of 2001 over the comparable periods of the prior year were primarily due to the Company having to incur substantial costs in 2001for attorneys, accountants, and other consultants and advisors related to its ongoing efforts to address its financial reversals.

Other Income (Expense). Interest expense for the second quarter and the first six months of 2001 was lower than the comparable period in the prior year due to capitalization of interest in 2001 on debt related to assets still in the development stage. For this reason, interest expense is a credit for the second quarter of 2001. As noted above, the assets on which interest was capitalized were previously assumed to be entering commercial operations but were later reconsidered to still be in the development stage. These assets re-entered commercial operations in August 2001.

Other income for the second quarter of 2001 was lower than the comparable period in the prior year because such revenues in 2001 were less than the amount of gain from the sale of the Company's former corporate offices recognized in the 2000 period. The pre-tax gain from this transaction was $1.7 million and was recognized in equal increments of $420,000 each over the next four quarters beginning in the second quarter of fiscal 2000. The final quarter of installment gain was recorded during the first quarter of 2001. Other income for the first six months of 2001 was greater than the comparable period in the prior year because the only other income in the prior period is the amortization of the gain.

Income Tax Expense (Benefit). The Company provides for income taxes during interim periods at an estimated combined federal and state annual rate to be expected for the full year. The Company does not anticipate a tax benefit for the second quarter or first six months of 2001. The Company further does not expect to incur income tax expense for 2001 since it is expected that net operating loss carry forwards from 2000 will offset any income tax expense. Based on events known at the end of the current quarter, the Company would have used an effective tax rate of 40% had it recorded a tax provision. During 2000, the Company determined that its cumulative net operating losses incurred exceeded the amount of tax carry back available. Due to the uncertainty of future recoverability, the Company recorded a full valuation allowance against its deferred tax assets. The Company will maintain this valuation allowance until deferred tax assets are deemed to be recoverable.


Liquidity and Capital Resources

Total cash and cash equivalents were $1.9 million at June 30, 2001, an increase of $1.6 million from December 31, 2000. The working capital of the Company was negative $40.8 million at June 30, 2001, compared to negative $35.2 million at December 31, 2000. The increase in working capital deficit is primarily due to the lack of operational profitability in the first three months of 2001, which exceeded the improvements in operational profitability in the second three months.

Significant outlays of cash have been needed to acquire property and equipment and to secure or expand regulatory licenses, permits and approvals, primarily for improvements to the Company's waste treatment facilities in Richland, Washington and for improvements to its facilities in Oak Ridge, Tennessee. Property and equipment acquisitions totaled $14 million for the six months ended June 30, 2001.

Subsequent Events

There were no material subsequent events.


Credit Facility

In November 1999, the Company completed an agreement with a consortium of banks for a credit facility in the amount of $45 million. The credit facility includes a letter of credit in support of tax-exempt industrial revenue bonds (the IRB) in the aggregate face amount of $26.5 million. The IRB were issued during November 1999, and bear interest at a floating rate (3.65% at March 31, 2001), based upon prevailing market conditions, which is re-set every seven days. The IRB are due October 31, 2014 and may be prepaid at any time without penalty. The proceeds are to be applied exclusively for the construction of low-level mixed waste facility in Richland, Washington.

The credit facility also includes a five year revolving working capital line of credit (the Bank Loan), due October 2004, in the amount of $18 million, including a letter of credit facility of $5 million. Borrowings, when made, bear a variable interest rate based on financial ratio criteria. The credit facility is collateralized by accounts receivable, inventory, and equipment.

The credit facility agreement requires the Company to comply with a number of covenants, including capital asset acquisition limits, limits on additional debt, minimum levels of tangible net worth, dividend payment restrictions and maintenance of financial ratios. At December 31, 1999, ATG was in violation of some of these financial ratio covenants. ATG obtained a permanent waiver, subsequent to year-end, in respect of these violations as of December 31, 1999. In connection with the waiver, the banks agreed to revise and lower some of the financial ratio covenants that ATG failed to meet as of December 31, 1999, and substitute new covenants, for which ATG was in compliance for the original violated covenants and revise and lower some of the financial covenants for each of the quarterly periods in the year ended December 31, 2000, and increase the borrowings available to ATG by $6 million, for a total of $24 million, through June 30, 2000. The borrowing limit subsequent to June 30, 2000 is $18 million. In addition, the interest rate applied to the working capital facility was revised.

At March 31, 2000, the Company was in violation of the revised financial ratios under the credit facility. Pursuant to a forbearance and consent agreement dated as of June 1, 2000, the lenders agreed to forbear in the exercise of any of their rights or remedies with respect to March 31, 2000 covenant defaults through June 30, 2000.

At June 30, 2000, the Company continued to be in violation of the revised financial ratios under the credit facility. Furthermore, at June 30, 2000, ATG failed to make a required payment of principal in the approximate amount of $5,750,000 under the Bank Loan, so as to bring total borrowings the $18 million limit. ATG currently has borrowings of $23.8 million and is being charged interest at a default rate, which is currently 12.75%.

The Company requested that the banks grant a forbearance in respect of the violations described above beyond June 30, 2000. As one of the conditions to granting a forbearance, the banks required that the Company deposit into a segregated account the amount of $1,500,000 to finance the completion and demonstration testing of the company's new low-level mixed waste facility in Richland, Washington.

To fund this amount, on August 11, 2000, the Company obtained a short-term loan in the amount of $1,500,000 bearing a maturity date of October 5, 2000 from an individual lender. The loan bears interest at a rate of 12% per annum. The proceeds were used to fund certain facility expenditures through December 31, 2000. The Company was unable to repay the loan on its stated maturity date but subsequently obtained an extension until December 31, 2001. The Company anticipates that it will need to obtain additional financing or obtain another extension on the due date in order to repay the loan.

The Company failed to make payments for certain interest, bank fees, and letter of credit fees on the Bank Loan that were due in 2000 and the first six months of 2001. In June 2001, the Company received a refund of federal income taxes for 1998 in the amount of $2.1 million. Of this, $1.5 million was paid to the banks to be applied to accrued interest, fees, and letter of credit fees.

In July 2001, the Company met with the banks and presented a business plan and financial forecast for the balance of the year 2001. In that plan, the Company proposed to initiate the sale of as much as $10 million in additional IRB, which it has the authority, or could obtain the authority, to do. The Company would then apply an agreed upon amount of the net proceeds from these new IRB to the Bank Loan. This debt swap would be conditioned on the following:

o The banks would issue the related standby letters of credit required under the bond authority.

o The Company would grant to the banks, subject to statutory approval by the DOE, a deed of trust on land on which the Richland facility is situated.

o    The banks would grant a forbearance agreement through the end of 2001.

o The banks would reduce the interest rate on the Bank Loan to the rate for a performing loan and would capitalize interest expense on the Bank Loan for the balance of 2001.

Without obtaining concessions from the banks or new financing, the Company is not able to make the mandatory principal payment on the Bank Loan or to comply with the current financial covenants set forth in the credit facility. The Company would further be unable to pay any substantial amounts owing (after application of the $1.5 million paid to the banks in June 2001) for accrued interest, fees, or letter of credit fees from 2000 and the first six months of 2001 on the Bank Loan. Finally, the Company would have difficulty paying interest, fees, and letter of credit fees on the Bank Loan going forward.

At the present time, the banks have not agreed to the aforementioned debt swap and there is no assurance that they will do so before the Company's ability to issue additional IRB under its current authority expires at the end of August 2001. They also have not granted a forbearance in respect of the violations of the credit agreement beyond June 30, 2000. The lenders could elect at any time to enforce their rights and remedies under the credit agreement. The banks' remedies could include a demand for repayment of all outstanding loans, which raises substantial doubt about the ability of the company to continue as a going concern if it cannot obtain additional cash to repay or restructure the debt.

The Company continues to seek alternative forms of financing in order to make the mandatory payment on the Bank Loan. The Company is reviewing its business plan with its financial advisors and lenders with the objective of seeking appropriate accommodations and to ascertain what actions can be taken to enhance liquidity and thereby generate cash to assist in paying the company's debt service. The Company is further evaluating potential changes in its capital structure and additional financial resources, both debt and equity. The Company's operations will not generate sufficient cash flow over the next twelve months to allow the Company to meet its past due obligations under the Bank Loan. If it cannot modify or refinance this debt, it may be required to seek reorganization in bankruptcy or to sell substantially all of its assets.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 5 to the unaudited condensed financial statements, the Company is in default under its primary credit facility. The default allows the banks to demand repayment of the outstanding balance. The Company incurred a substantial operating loss in 2000 and has an operating for the first six months of 2001. The Company further has negative working capital as of June 30, 2001. The Company needs additional capital to meet its obligations and accomplish its business plan, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Factors Affecting Future Operating Results

The Company's business is subject to the following risks and uncertainties, in addition to those described elsewhere.

Defaults Under Credit Facilities and Other Obligations

The Company is in default under its primary credit facility; as a result, the Company's lenders under the Bank Loan could at any time elect to accelerate repayment of all amounts owed under the Bank Loan.

The Company also might be unable to pay a $1,500,000 short-term loan that was originally due on October 5, 2000 and was subsequently extended to December 31, 2001.

The Company has also failed to make required payments on various other equipment leases, notes, and negotiated settlements with vendors. While the Company has been in discussions with these creditors as to alternative payment plans, this has resulted in foreclosure actions being initiated in some cases. Judgments have been granted to some creditors but, so far, no creditor has taken possession of Company assets subject to security agreements.

Without obtaining concessions from the banks or new financing, the Company is not able to make the mandatory principal payment on the Bank Loan or to comply with the current financial covenants set forth in the credit facility. The Company is further be unable to pay any substantial amounts owing (after application of the $1.5 million paid to the banks in June 2001) for accrued interest, fees, or letter of credit fees from 2000 and the first six months of 2001 on the Bank Loan. Finally, the Company would have difficulty paying interest, fees, and letter of credit fees on the Bank Loan going forward.

The Company may not be able to continue as a going concern if the lenders under the Bank Loan indebtedness or if another substantial creditor elect to demand immediate payment of their obligation. In such case, the Company would likely become insolvent and subject to voluntary or involuntary bankruptcy proceedings, and the value of its equity securities would likely be significantly diminished. The report of the Company's independent auditors appearing in its Annual Report on Form 10-K for the year ended December 31, 2000 and the Audited Consolidated Financial Statements included therein includes a "going concern" qualification.

Capital Requirements

If the Company cannot raise additional capital, it may not be able to implement and complete testing of its Richland, Washington mixed waste facility, pay off its debts, meet its business expenses, or otherwise implement its business plan. The Company's working capital deficit as of June 30, 2001 is $40.8 million, $5.6 million worse than the working capital deficit of $35.2 million at December 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Profitability

The Company's operations were not adequately profitable in 2000 and for the first six months of 2001. The Company has implemented cost containment measures and has substantially increased its sales efforts. While progress is being made in both areas, there is no assurance that the Company can reach the point where its operations produce sufficient cash flow to cover its indirect costs and debt service needs. If the Company cannot attain this level of profitability, it will be difficult to attract new debt or equity capital on acceptable terms.

Dilution

The book value and earnings per share of the Company's common stock may be diluted significantly and the price of its common stock may also decline because of current and future obligations to issue additional shares of common stock to:

o    Shareholders who purchased shares under a private placement in June 2000

o    Investors  who  advanced  the  Company  money  under  convertible   secured
     promissory notes in May 2001

o    Other parties granted warrants and stock options

As described elsewhere in this Form, in June 2000 the Company sold 2,750,000 shares of common stock at $2.00 per share. In connection with this transaction, the Company issued warrants to purchase 192,500 shares of common stock at $2.75 per share. These warrants expire June 30, 2005. The Company is also required to issue 582,725, and may be required to issue as many as 1,059,300, additional common stock shares to the stockholders in this transaction with additional payment by the stockholders. Further, the Company may be required to issue an additional 2,050,632 common stock shares to the stockholders in this transaction without additional payment by the stockholders if the average market value of the Company's stock in less than $2.00 per share for the 30 trading days prior to November 1, 2001. If these warrants are exercised and these additional shares are issued, they would dilute the percentage ownership of existing stockholders.

As described elsewhere in this Form, in 2000 and 2001 the Company received cash advances in the aggregate amount of $1,250,000 from two executive officers of the Company, who are also directors and major stockholders. In May 2001 the Company received an additional cash advance of $2,000,000 from certain other investors who are not affiliates of the Company. These advances are evidenced by a single convertible secured promissory note in the amount of $3,250,000, issued and payable to Carnelian Investment LLC, a California limited liability company formed by two officers and directors as well as the other unaffiliated investors fro purpose of consolidating their investment in the Company. The note bears interest at 7%, payable annually and is due the earlier of May 1, 2004, the date of the sale of all or substantially all of the assets of the Company, or the date of the sale of certain collateral for the notes. The parties have not yet agreed upon the collateral or the security interest in that collateral. The investor has the option to convert all, or any portion, of the principal and interest payable under the notes into common stock of the Company at $1.00 per share at any time prior to payment of the notes. The Company cannot prepay the principal amount of the note without the prior consent of the investors.

In connection with this transaction, the Company expects to issue warrants to purchase 3,250,000 shares of common stock at $1.50 per share. If exercised they would dilute the percentage ownership of existing stockholders. The warrants are expected to expire May 1, 2006.

Also in connection with this transaction, the two officers and directors of the Company who are investors in this transaction are expected to grant to the limited liability company that holds the note an option to purchase 1,500,000 shares of their common stock at $0.01 per share. The option would be exercisable if, and only if, the average fair market value of the Company's common stock is less than $2.50 per share during the period from April 1, 2002 through June 1, 2002. If the option can be exercised, it is anticipated that it can t be exercised during the period from June 1, 2002 through August 1, 2002.

At the current time, a number of the terms and conditions on which these advances are based, including the collateral, the warrant to be granted by the Company, and the option to be granted by the Company's executives described above, have not been fully negotiated. Thus, certain elements of the transaction are not considered to be completed. Accordingly, the $2 million advanced by the unaffiliated investors is treated as restricted cash as of June 30, 2001.

The issuance of the warrants described above might have an implied financing cost to the Company. If so, such cost would need to be accrued as additional paid in capital and then amortized as interest expense over the life of the note payable. If such warrant cost is determined to exist, it is also possible that the note might be determined to be beneficially converted to equity, which could result in additional expense to the Company. Further, the granting of the option by the Company's executives might be construed as a benefit to the Company. If so, generally accepted accounting principles might require the Company to record such benefit as an expense. Because certain elements of this transaction are not yet completed, these potential expenses have not yet been reflected in the financial statements. The issuance and exercise of the warrants would dilute the percentage ownership of existing stockholders. Similarly, the potential expense of the warrants and the option would dilute the book value per share of existing stockholders

As of June 30, 2001, the Company has issued stock options to purchase 963,256 shares of common stock at prices ranging from $0.73 to $7.43 per share. If exercised, these options would dilute the percentage ownership of existing stockholders.

Additionally, because of defaults on the Company's primary credit facility and other obligations, the Company will likely be required to raise significant additional capital in the form of debt with warrants, convertible debt with warrants, or equity, all of which could further dilute existing stockholders.


Technology

The Company may not be able to comply with all of the environmental and other regulatory requirements applicable to its business, which could prevent the Company from operating the business according to the business plan. If the Company fails to obtain waiver from, or to comply with, applicable federal, state and local governmental regulations covering the Company's waste treatment facilities and services, it could be prevented from operating the facilities and providing services, resulting in a significant loss of revenue.

The Company is required to complete demonstration testing to receive approval to become fully operational for thermal treatment of low-level mixed waste at its facility in Richland, Washington. This demonstration testing is scheduled to occur in 2001. The cost to complete this test is being partially covered by a DOE funded research and development program. Currently, the Company is allowed to process waste streams for up to 720 hours and can obtain an extension for an additional 720 hours of waste stream processing prior to the test. To date, ATG has processed waste streams for approximately 350 hours. If the Company processes all of the waste it is allowed to prior to test and then fails to meet regulatory standards set by the test, the facility would be prevented from becoming operational for thermal decontamination of mixed waste, resulting in a delay of revenue to the Company.

In addition, licenses, permits and approvals for the Company's existing operational facilities and services are subject to revocation or modification under a variety of circumstances. As the Company's business expands and it introduces new technologies, the Company will be required to obtain additional operating licenses, permits, and approvals. The Company may also be required to obtain additional operating licenses, permits or approvals if new environmental legislation or regulations are enacted or existing legislation or regulations are amended, reinterpreted or enforced differently than in the past. Any new governmental requirements that raise compliance standards may require the Company to modify its waste treatment technologies to conform to more stringent regulatory requirements. The Company may not be able to continue to comply with all of the environmental and other regulatory requirements applicable to its business.

Change in Environmental Laws and Enforcement

A substantial relaxation of the requirements of compliance with environmental laws or a substantial reduction of enforcement activities by governmental agencies would reduce the demand for the Company's services. In excess of 90% of the Company's sales come from waste generators who must comply with federal and state laws, regulations and programs related to protection of the environment. If these laws and regulations were substantially relaxed in the future or were less vigorously enforced, the demand for the Company's services could decrease.

United States Government Spending

The cancellation or modification of the Company's contracts with the United States government could reduce the Company's sales. Such contracts comprise a substantial portion of the Company's sales and are subject to many factors beyond the Company's control, including cancellation or modification at the sole option of the government, funding limitations, public sector budget constraints, and the timing of delivery of orders.

Failure to Comply with Contract Provisions

The Company is subject to fines and penalties if it fails to comply with the requirements of government contracts, which are subject to regulations and contracting requirements that are complex, highly technical and subject to varying interpretations. The Company has been, and will continue to be, the subject of government audits and investigations by government agencies regarding its compliance with government contracting requirements.

Fluctuations in Quarterly Results

Fluctuations in quarterly results due to seasonal factors may cause the Company's operating results to fail to meet analysts' and investors' expectations, which could cause the price of its common stock to decline. The Company's sales are dependent on contract backlog and the timing and performance requirements of each contract. The Company's sales are also affected by the timing of customers' planned remediation activities and need for waste treatment services, which generally increase during the third and fourth calendar quarters based largely on weather conditions.

Management of Business Growth

The Company's rapid growth has placed significant demands on its financial resources and its ability to attract and retain qualified employees and managers. The Company has had, and continues to have, working capital deficits as a result of this growth, which deficits have been exacerbated by losses from operations and slowness in collecting trade accounts receivable. These working capital deficits may adversely affect the Company's ability to successfully bring its our waste treatment facilities in Richland, Washington and Oak Ridge, Tennessee, to full commercial operations.

Facilities Shutdown

Company facilities may be shut down due to equipment failure or failure to comply with government regulations, which could significantly reduce revenues. If any of the Company's principal waste treatment systems were to be shut down for any appreciable period of time, because of either equipment breakdown or regulatory action in response to an alleged safety or other violation of the terms of the licenses under which the Company operates, revenues could be significantly reduced. The Company will suffer a loss of revenue if it is unable to bid for contracts successfully due to the waste treatment systems at the Company's fixed facilities being shutdown for non-conformance with safety and other requirements. The Company's operating facilities are subject to frequent routine inspections by regulatory authorities. The Company's SAFGLASTM thermal waste processing system was shut down in September 1999 due to an equipment failure, resulting in business interruption losses and property damage of $2.7 million, of which to date $2.2 million has been reimbursed by insurance. The Company has experienced other shutdowns of its facilities for short periods of time in the past.

Competition

The Company faces competition from other businesses with greater resources and potentially more cost-effective waste treatment solutions. Any increase in the number of licensed commercial treatment facilities or disposal sites for low-level radioactive waste or low-level mixed waste in the United States, or any decrease in the treatment or disposal fees charged by the facilities or sites, could reduce the competitive advantage of the Company's treatment technologies. The market for radioactive and hazardous waste management services is highly competitive and the Company faces competition in its current and planned markets from both established domestic companies and foreign companies attempting to introduce European waste treatment technologies into the United States.

Expansion into Foreign Markets

Risks associated with foreign markets could impede any expansion by the Company outside of the United States. Such risks include economic conditions unique to the foreign region, the imposition of unusual or onerous operating regulations applicable to the Company's business, seasonal fluctuations in business activities, currency fluctuations, possible expropriation or nationalization, war, insurrection, terrorism, the overlap of different tax structures, arbitrary tax increases, imposition of tariffs and other governmental fees, and involuntary renegotiation of contracts with foreign governments.


Loss on Major Contracts

A loss on one or more of the Company's larger contracts could significantly reduce the Company's profitability. If the Company is unable to accurately calculate or integrate the cost of performing a large, multi-year contract in its contract bid and the costs are understated significantly, the Company could incur a loss on that contract. The Company increasingly pursues large, governmental and private sector, multi-year contracts as a method of achieving more predictable revenue, more consistent utilization of equipment and personnel, and greater leverage of sales and marketing costs. The government contracts in particular are usually awarded as a result of a competitive bidding process requiring the Company to estimate and accurately predict its cost of performance. These large contracts impose significant risks if actual costs are higher than those estimated in the bid.

Litigation

As described elsewhere in this Form, the Company is involved in litigation, including three pending civil actions asserting wrongful death. If the Company is found liable for damages under any of these lawsuits in an amount substantially in excess of its insurance coverage, it may not have the financial resources to pay such damages.

NASDAQ Listing

If the Company fails to maintain its listing for its common stock on the NASDAQ National Market, it would become more difficult to buy or sell the Company's common stock, which in turn could cause the market price of the stock to decline and make it more difficult or expensive for the Company to sell new shares of stock.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no changes to the disclosures made in the Company's 2000 Form 10-K.

PART II                       OTHER INFORMATION



Item 1.       Legal Proceedings

In June 1992, the Company entered into a contract with the U.S. Army under which it acted as the prime contractor to "surface clear" expended ordnance from a firing range at Fort Irwin, California. In March 1997, a piece of ordnance exploded on the premises of a scrap metal dealer in Fontana, California. An employee of the scrap dealer died in the accident. Although the scrap dealer had purchased expended ordnance and other military scrap metal from a number of military facilities, including Fort Irwin, the scrap dealer indicated that the ordnance which exploded was purchased from Fort Irwin. The U.S. Army contended that a subcontractor to the Company on the Fort Irwin contract had improperly certified ordnance cleared from the Fort Irwin firing range as free of hazardous and explosive material prior to the sale of ordnance to the scrap dealer.

As a result, the U.S. Army terminated the Fort Irwin contract for default, and demanded repayment from the Company of alleged procurement costs totaling $945,000. The Company believes it fully complied with the terms of the Fort Irwin contract and applicable laws and regulations and challenged the default termination in an action against the U.S. Army filed in the Court of Federal Claims in July 1997. In July 1998, the U.S. Army and the Company settled the matter. The termination for default was rescinded and the Company agreed to no longer bid on surface-clearing work at active U.S. Army firing ranges.

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

The Company has tendered the defense of each of these actions to its insurance carrier and the Company intends to vigorously contest all of the claims asserted in these actions. The Company believes that it acted properly with respect to the Fort Irwin contract, and that it should not be liable for the injuries caused by the accident. The Company also intends to seek indemnification from the subcontractor for the full amount of any costs, damages and liabilities that it might incur in connection with or as a result of these lawsuits. The subcontractor has advised the Company that the subcontractor's comprehensive general liability insurance policy covers the claims asserted against the subcontractor, and that the policy coverage limit is $7 million per occurrence.

Although the Company believes that all of the claims asserted against it are without legal merit, the outcome of these lawsuits is uncertain. Any judgment of liability against the Company, especially to the extent damages exceed or are not covered by insurance or are not recoverable by the Company from the subcontractor, could have a material adverse effect on our business, financial condition and results of operations.

As described elsewhere in this Form, in addition to its primary credit facility, the Company is also in default under various other equipment leases, notes, and negotiated settlements with vendors. While the Company has been in discussions with these creditors as to alternative payment plans, this has resulted in foreclosure actions being initiated in some cases. Judgments have been granted to some creditors but, so far, no creditor has taken possession of Company assets subject to security agreements.

In addition, from time to time the Company is party to litigation or administrative proceedings relating to claims arising from our operations in the normal course of business. The Company, on the advice of counsel, believes that the ultimate resolution of litigation currently pending against ATG, either individually or in the aggregate, will not have a material adverse effect on the Company's business, financial condition, or results of operations.



Item 2.           Changes in Securities and Use of Proceeds

Private Placement of Common Stock

As reported in a previous Form 10-Q, in June 2000 the Company sold 2,750,000 shares of common stock at $2.00 per share. In connection with this transaction, the Company issued warrants to purchase 192,500 shares of common stock at $2.75 per share. These warrants expire June 30, 2005. The Company is also required to issue 582,725, and may be required to issue as many as 1,059,300, additional common stock shares to the stockholders in this transaction with additional payment by the stockholders. Further, the Company may be required to issue an additional 2,050,632 common stock shares to the stockholders in this transaction without additional payment by the stockholders if the average market value of the Company's stock in less than $2.00 per share for the 30 trading days prior to November 1, 2001.

Convertible Secured Promissory Note

In 2000 and 2001 the Company received cash advances in the aggregate amount of $1,250,000 from two executive officers of the Company, who are also directors and major stockholders. In May 2001 the Company received an additional cash advance of $2,000,000 from certain other investors who are not affiliates of the Company. These advances are evidenced by a single convertible secured promissory note in the amount of $3,250,000, issued and payable to Carnelian Investment LLC, a California limited liability company formed by two officers and directors as well as the other unaffiliated investors fro purpose of consolidating their investment in the Company. The note bears interest at 7%, payable annually and is due the earlier of May 1, 2004, the date of the sale of all or substantially all of the assets of the Company, or the date of the sale of certain collateral for the notes. The parties have not yet agreed upon the collateral or the security interest in that collateral. The investor has the option to convert all, or any portion, of the principal and interest payable under the notes into common stock of the Company at $1.00 per share at any time prior to payment of the notes. The Company cannot prepay the principal amount of the note without the prior consent of the investors.

The Company believes that the offer and sale of the convertible secured promissory note to the investor in this transaction is a private placement of securities, exempt from the registration requirements under the Securities Act, pursuant to Rule 506, based on the fact that no general solicitation was involved in the offering and upon certain written representations having been made by the limited liability company to the Company concerning its status as an accredited investor as defined in Regulation D under the Securities Act.

The Company intends to use the cash advances from the offering for general corporate and working capital purposes.

In connection with this transaction, the Company expects to issue warrants to purchase 3,250,000 shares of common stock at $1.50 per share. If exercised they would dilute the percentage ownership of existing stockholders. The warrants are expected to expire May 1, 2006.

Also in connection with this transaction, the two officers and directors of the Company who are investors in this transaction are expected to grant to the limited liability company that holds the note an option to purchase 1,500,000 shares of their common stock at $0.01 per share. The option would be exercisable if, and only if, the average fair market value of the Company's common stock is less than $2.50 per share during the period from April 1, 2002 through June 1, 2002. If the option can be exercised, it is anticipated that it can t be exercised during the period from June 1, 2002 through August 1, 2002.

At the current time, a number of the terms and conditions on which these advances are based, including the collateral, the warrant to be granted by the Company, and the option to be granted by the Company's executives described above, have not been fully negotiated. Thus, certain elements of the transaction are not considered to be completed. Accordingly, the $2 million advanced by the unaffiliated investors is treated as restricted cash as of June 30, 2001.

The issuance of the warrants described above might have an implied financing cost to the Company. If so, such cost would need to be accrued as additional paid in capital and then amortized as interest expense over the life of the note payable. If such warrant cost is determined to exist, it is also possible that the note might be determined to be beneficially converted to equity, which could result in additional expense to the Company. Further, the granting of the option by the Company's executives might be construed as a benefit to the Company. If so, generally accepted accounting principles might require the Company to record such benefit as an expense. Because certain elements of this transaction are not yet completed, these potential expenses have not yet been reflected in the financial statements.


Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.          Other Information

Not applicable

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

          3.3   Certificate of Amendment of Articles of Incorporation *

          4.1   Specimen Common Stock Certificate *

          10.43 Credit and reimbursement agreement, dated November 1, 1999, among ATG Inc., Sanwa Bank California and Keybank National Association ***

          10.44 Loan agreement, dated November 1, 1999, between Port of Benton Economic Development Corporation and ATG Inc. ***

(b)      Reports on Form 8-K

         None.
         ------
          (*) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-46107) which became effective May 6, 1998.

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

                                    ATG INC.


Date: August 9, 2001            By: /s/ PHILLIP L. JORDAN
                                    ---------------------
                                    Phillip L. Jordan
                                    Vice President of Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)